Form 10-K
period 2014-12-31
MARIPOSA HEALTH, INC.
filed 2015-04-15
CIK 1612253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-55239

MARIPOSA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1201309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6803, The Center 99 Queens Road, Central, Hong Kong
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (852) 2126-7425

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Note ☐ Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No☐

The aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s second quarter of 2014 (June 30, 2014) of $0.0001 per share was $0. For the purpose of this calculation, shares owned by officers, directors and 10% or more stockholders known to the registrant have been deemed to be owned by affiliates. This determination of affiliate status is not a determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court of law.

☐ Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of registrant’s common stock, $0.0001 par value per share, as of April 14, 2015 is 2,000,000.

PART I

Cautionary statement regarding forward-looking statements.

When used in this report on Form 10-K (this “Report”), the words plan, estimate, expect, believe, should, would, could, anticipate, may, forecast, project, pro forma, goal, continues, intend, seek and other expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.” We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date of this Report. While forward-looking statements represent management's best judgment as to what may occur in the future, they are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events as well as those presently anticipated or projected. These factors include, but are not limited to, adverse economic conditions, entry of new and stronger competitors, capital availability, unexpected costs and failure to establish relationships with and capitalize upon access to new customers. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 1. Business.

We were incorporated under the laws of the State of Delaware on June 23, 2014 under the name ANDES 2 Inc. (the "Company"). On December 8, 2014, the sole officer and director of ANDES 2, Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he sold an aggregate of 10,000,000 shares of his shares of the Company’s common stock to Expert Capital Investments Limited for an aggregate purchase price of $40,000. These shares represented 100% of the Company’s issued and outstanding common stock. Effective upon the closing date of the SPA Expert Capital Investments Limited became the sole stockholder of the Company.

We intend to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. We have no full-time employees and own no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under Rule 12b-2 of the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting company whose securities are qualified for trading in the United States secondary market such as the New York Stock Exchange (NYSE), NASDAQ, NYSE Amex Equities, formerly known as the American Stock Exchange (AMEX), and the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. There is no assurance that following an acquisition we will be eligible to trade on a national securities exchange, or be quoted on the Over-the-Counter Bulletin Board.

We intend to either retain an equity interest in any private company we engage in a business combination or we may receive cash and/or a combination of cash and common stock from any private company we complete a business combination with. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders although there is no assurance of that happening.

Item 1A. Risk Factors.

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

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. With our limited resources, we are faced with significant administrative costs of being a reporting company, additionally, our accountant’s report has raised substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by our management.

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

Future success is highly dependent on the ability of our management to locate and attract a suitable acquisition.

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

Control by management

As of the date of this registration statement, the management of the Company owned approximately 100% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock and will have no voting rights. Future investors will not have the ability to control a vote of the Company’s Shareholders or Board of Directors, if management controls.

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

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation, or parameters for a potential business combination, and shareholders may be exposed to unknown risks following a merger if the merger partner is a development stage company or financially unstable. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than 25 hours per week to the Company’s affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

All of the presently 2,000,000 outstanding shares of common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. These final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

There are risks in owning “Penny Stocks” under SEC regulations.

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

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution to existing shareholders.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of director (the “Board of Directors”) has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

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

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

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

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized preferred stock, there can be no assurance that the Company will not do so in the future.

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

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

None

Item 3. Legal Proceedings

None

 Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities.

Holders

On April 14, 2015, we had 2,000,000 shares of our common stock outstanding held by one shareholder, Expert Capital Investments Limited.

Dividends

We have never paid a cash dividend with respect to our Common Stock, and do not expect to pay cash dividends in the foreseeable future as management feels it is in the best interests of the shareholders to reinvest any surplus capital into the operations in order to grow the company.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition for the fiscal year ended December 31, 2014. This discussion should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-1 of this Report. This Report contains trend analysis and other forward-looking statements that involve risks and uncertainties, such as statements concerning future operating results; developments in markets and strategic focus; and future economic, business and regulatory conditions. Such forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “should,” “would,” “could,” “anticipate,” “may,” “forecast,” “project,” “pro forma,” “goal,” “continues,” “intend,” “seek” and other words that convey uncertainty of future events or outcomes. The cautionary statements included in the “Risk Factors” section under Item 1A above or elsewhere in this Report should be read as being applicable to all forward-looking statements wherever they may appear. Our actual future results could differ materially from those discussed herein. We disclaim any obligations subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview

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

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid without recompense from additional money contributed by our sole shareholder, Expert Capital Investments Limited.

 During the next 12 months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and

(ii) investigating, analyzing and consummating an acquisition

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

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2014:

We had general and administrative expense of $4,155 incurred as a result of payment for periodic reports and the Form 8-K filed in connection with the SPA transaction discussed above that included EDGAR filing firm fees and accounting fees.

Quantitative and Qualitative Disclosures About Market Risk.

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not effected by changes in market interest rates. We do not currently have any sales or own assets and operate facilities in countries outside the United States and, consequently, we are not effected by foreign currency fluctuations or exchange rate changes. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.

The financial statements and corresponding notes to the financial statements called for by this item appear under the caption “Index to Financial Statements” beginning on Page F-1 of this Report.

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer are Curtis Riley) have concluded, based on their evaluation as of December 31, 2014, that the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding whether or not disclosure is required, since we do not have separate persons performing the functions of CEO and CFO.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014, since we do not have separate persons performing the functions of CEO and CFO.

Our internal control over financial reporting is supported by written policies and procedures, that:

1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and
3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2014, there was not a change in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below is certain information with respect to our sole director and executive officer.

Name	Age	Position with Company
Curtis Riley	53	Chief Executive Officer, President and Chairman of the Board

Curtis Riley, age 53, President, Chief Financial Officer, Chairman of the Board of Directors and Secretary

Mr. Riley is a director of Expert Capital Investments Limited in Hong Kong. He began his career in 1983 as an Account Executive with IBM, a multinational technology firm selling computer hardware and software. From 1983 to 1989 he was employed by IBM and from 1989 to 1992 he continued his work in the technology industry as a Senior Account Executive for Electronic Data Systems Inc. From 1995 to 2000, Mr. Riley worked in IT outsourcing for several IT firms. He became a Sales Director for Commerce One Inc. in 2000 to 2001 where he sold e-commerce solutions to corporate customers. Mr. Riley was a Sales Executive for the Enterprise Solutions Group at Yahoo from 2001 to 2002. He began working on outsourcing transactions between US, China and India as an Executive Vice President for Source2China from 2003 to 2007. He continued his employment with firms specializing in outsourcing from 2007 to 2009. Mr. Riley was also a Director of Business Development under the Risk SAAS division of NEC Corporation from 2009 to 2010, as VP of Business Development for Allsec Technologies in 2011 to 2012. In addition to serving as a director of Expert Capital Investments Limited, Mr. Riley is currently an Executive Director of Global Channels for gen-E Technologies, and IT process automation software company actively engaged with Fortune 500 clients and large offshore partners, and a Managing Partner for Cayman Capital Partners Ltd, an investment company facilitating partnerships in technology, film, food & beverage and oil & gas. We believe that Mr. Riley's experience as an executive involved with international business transactions will be of importance to the Company's future success.

Mr. Riley holds a Bachelors of Science in Electrical Engineering from the University of Texas, Austin.

Family Relationships

There are no family relationships among our executive officers and directors.

Board’s Role in Risk Oversight

The Board consists of one member, Curtis Riley, who is responsible for risk oversight of the activities of the Company.

Board Committees

Our Board of Directors serves as the Audit, Nominating and Governance Committees since there are no separately designated committees. Our sole director is not an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics to apply to our directors, officers and employees.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of copies of these reports furnished to us during 2014 and thereafter, or written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons during 2014 were complied with.

Item 11. Executive Compensation

Compensation of Executive Officers

No compensation was paid to our sole executive officer and director during the year ended December 31, 2014.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2014 for our only principal executive officer and principal financial officer, both positions being held by the sole person that served as our executive officer during 2014 (collectively, the “named executive officers”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Curtis Riley	2014	n/a	n/a	0 shares of restricted common stock	n/a	n/a	n/a	n/a	n/a

Employment Agreements and Executive Compensation

There are no employment contracts, termination agreements or change-in-control arrangements between us and any of our named executive officers. The Board of Directors reviews and, if deemed appropriate, adjusts the annual salaries of our named executive officers on at least an annual basis. The Board of Directors may from time to time grant performance or similar cash bonuses to our named executive officers at its discretion. The Board of Directors may also periodically award options or warrants to our named executive officers under our existing option and incentive plans at its discretion.

Compensation of Directors

We have only one directors who is a named executive officer. No compensation was paid to our sole director.

Stock Option Plan

There currently are no active in-effect stock option plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 14, 2015, certain information with respect to the beneficial ownership of our stock by (i)  our sole named executive officers, (ii) our sole director, (iii) each person known to us to be the beneficial owner of more than 5% of each class of our outstanding voting securities, and (iv) all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 2,000,000 shares of Common Stock outstanding as of April 14, 2015:

	Number of Shares of Common Stock	Percent of Common Stock
Name of Beneficial Owner(1)	Beneficially Owned	Beneficially Owned
Expert Capital Investments Limited	2,000,000(1)	100%

All executive officers and directors (1 person)	0(2)	0

1)	Unless otherwise indicated, the address is c/o Mariposa Health Inc., 6803, The Center, 99 Queens Road, Central, Hong Kong

2)	Represents 2,000,000 shares of common stock for Expert Capital Investments Limited.

Equity Compensation Plan Information

There are no shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

Our Board of Directors has one member, Curtis Riley, who is President and CEO, and therefore, does not qualify as an “independent director” as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2014 by our independent auditing firm, Anton & Chia LLP.

Fiscal 2014
Audit Fees (1)	$2,600
Audit-Related Fees (2)	-
Tax Fees (3)	-
All Other Fees (4)	-

1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements.

2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to due diligence services pertaining to potential business acquisitions/disposition; and consultation regarding accounting or disclosure treatment of transactions or events and/or the actual or potential impact of final or proposed rules, standard or interpretation by the SEC, FASB or other regulatory or standard-setting bodies as well as general assistance with implementation of the requirements of SEC rules or listing standards promulgated pursuant to the Sarbanes-Oxley Act of 2002.

3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance, planning and advice.

4)	All Other Fees consist of fees for products and services other than the services reported above.

Our Board of Directors is responsible for approving all Audit, Audit-Related, Tax and Other Services. The Board of Directors pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by the Company after the beginning of the fiscal year are submitted to the Board of Directors for pre-approval prior to engaging the independent auditor for such services.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements.

The financial statements and related notes are included as part of this Form 10-K as indexed in the appendix on pages F-1 through F-_.

(b) Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Exhibit	Filing date
3.1	Amended and Restated Certificate of Incorporation	X
3.2	By-Laws		10-12G	3.2	7/7/2014
4.1	Specimen Stock Certificate		10-12G	4.1	7/7/2014
23.1	Consent of Independent Auditors		10-12G	23.1	7/7/2014
99.1	Funding Agreement between the Company and Richard Chiang, dated June 23, 2014		10-12G	99.1	7/7/2014
99.2	Loan Funding Agreement between the Company and Tech Associates, Inc., dated June 23, 2014		10-12G	99.2	7/7/2014

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934	X
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2015	MARIPOSA HEALTH, INC..

	By:	/s/ Curtis Riley
Name: Curtis Riley
Title: CEO, CFO and Chairman of the Board
(principal executive officer and principal financial officer)

Mariposa Health, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Mariposa Health, Inc.

We have audited the accompanying balance sheet of Mariposa Health, Inc. (the "Company") as of December 31, 2014, and the related statements of operations, change in stockholders’ deficit and statement of cash flows for the period from June 23, 2014 (Inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the period from June 23, 2014 (Inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

Newport Beach, CA

April 15, 2015

Mariposa Health, Inc.

Balance Sheet

Balance at 12/31/2014
ASSETS

Current assets:
Cash	$-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$-
Total current liabilities	-

Stockholders' deficit
Preferred stock ($.0005 par value, 1,000,000 shares authorized; none issued and outstanding)	-
Common stock ($.005 par value, 20,000,000 shares authorized; 10,000,000 shares issued and outstanding)	1,000
Additional paid-in capital	3,155
Accumulated deficit	(4,155)
Total stockholders' deficit	-

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these financial statements

F-3

Mariposa Health, Inc.

Statement of Operations

June 23, 2014 (inception) through December 31, 2014

Revenue	$-

Operating expenses:
General and administrative	4,155
Total operating expenses	4,155

Net loss	$(4,155)

Basic loss per common share	$(0.00)

Basic weighted average common shares outstanding	2,000,000

The accompanying notes are an integral part of these financial statements

Mariposa Health, Inc.

Statement of Changes in Stockholders’ Deficit

From June 23, 2014 (Inception) through December 31, 2014

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount

Balance, June 23, 2014 (inception)	-	$-	$-	$-	$-

Issuance of common stock	10,000,000	1,000	-	-	1,000

Shareholder contribution			3,155		3,155

Reverse stock split - March 4, 2015	(8,000,000)	-	-	-	-

Net loss	-	-	-	(4,155)	(4,155)

Balance, December 31, 2014	2,000,000	$1,000	$-	$(4,155)	$-

The accompanying notes are an integral part of these financial statements

Mariposa Health, Inc.

Statement of Cash Flows

June 23, 2014 (inception) through December 31, 2014

Operating activities
Net loss	$(4,155)
Adjustments to reconcile net loss to net
Stock based compensation - related party	1,000
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	-
Net cash used in operating activities	(3,155)

Financing activities
Proceeds from contribution of shareholders	3,155
Net cash provided from financing activities	3,155

Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these financial statements

Mariposa Health, Inc.

Notes to Financial Statements

For the Year Ended December 31, 2014

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business–Mariposa Health, Inc. MARIPOSA HEALTH, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on June 23, 2014 and has been inactive since inception. The Company was formed as MARIPOSA HEALTH, Inc and the Company changed its name to Mariposa Health, Inc. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying audited financial statements of Mariposa Health, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for financial statements.

The financial statements present the balance sheets, statements of operations, statements of equity and cash flows of Mariposa Health, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Use of estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Stock-based compensation–The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $4,155 as at December 31, 2014. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4.	STOCKHOLDERS’ DEFICIT

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of December 31, 2014 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 20,000,000 shares of $.005 par value common stock. As of December 31, 2014, 2,000,000 shares were issued and outstanding, respectively.

In addition, the founding shareholder made a contribution of $1,000 to the Company for the period ended December 31, 2014, which is recorded as additional paid-in capital.

5.	COMMITMENT

There is no commitment or contingency to disclose during the period ended December 31, 2014.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including April 15, 2015, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

