Form 10-Q
period 2015-03-31
MARIPOSA HEALTH, INC.
filed 2015-05-15
CIK 1612253

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, MARCH 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-55239

MARIPOSA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1201309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6803, The Center

99 Queens Road, Central, Hong Kong

(Address of Principal Executive Offices)

(852) 2126-7425

(registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 12, 2015 there were 2,000,000 shares of the issuer’s common stock, $0.0001 par value, outstanding.

-i-

MARIPOSA HEALTH INC.

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$4,054	$-
Total liabilities	$4,054	$-

Stockholders' deficit
Preferred stock ($.0001 par value, 1,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized; 2,000,000 shares issued and outstanding)	200	200
Additional paid-in capital	3,955	3,955
Accumulated deficit	(8,209)	(4,155)
Total stockholders' deficit	(4,054)	-

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

F-1

MARIPOSA HEALTH INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015

Revenue	$-

Operating expenses:
General and administrative	4,054
Total operating expenses	4,054

Net loss	$(4,054)

Basic loss per common share	$(0.00)

Basic weighted average common shares outstanding	2,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARIPOSA HEALTH INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2015

Operating activities
Net loss	$(4,054)
Adjustments to reconcile net loss to net
Stock-based compensation related party	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	4,054
Net cash used in operating activities	-

Cash flows from financing activities
Proceeds from contribution of shareholders	-
Net cash provided from financing activities	-
Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MARIPOSA HEALTH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND HISTORY

Description of business–Mariposa Health, Inc., (the “Company”) was incorporated under the laws of the State of Delaware on June 23, 2014 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

2. SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited condensed financial statements of Mariposa Health, Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the period ended December 31, 2014 of ANDES 2 Inc.

The interim financial statements present the balance sheets, statements of operations and cash flows Mariposa Health, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Stock-based compensation–The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

Recent Accounting Pronouncements - In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company early adopted ASU 2014-10 during the quarter ended March 31, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $8,209 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS’ DEFICIT

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2015, no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2015 and December 31, 2014, 2,000,000 shares were issued and outstanding.

Upon formation of the Company on June 23, 2014, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company for the period ended June 30, 2014, which is recorded as additional paid-in capital.

The Company effected a 1:5 reverse split on March 5, 2015.

5. COMMITMENT

There is no commitment or contingency to disclose during the period ended March 31, 2015.

6. SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 14, 2015, which is the date the statements were available for issuance and determined there are no reportable subsequent events.

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

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2015:

We had general and administrative expense of $4,054 incurred as a result of payment of professional expenses in connection with the annual report and the filing of an amended and restated certificate of incorporation with the State of Delaware that included fees charged by the Secretary of State of the State of Delaware.

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

1

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

None

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our Chief Executive Officer and our Chief Financial Officer (currently the same person), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are not effective based on their evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15 on the basis that we have not been funded sufficiently for us to employ an additional person to serve as our Chief Financial Officer.

Changes in Internal Control over Financial Reporting.   During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls.   Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the operation of our business. However, we are not currently involved in any litigation which we believe could have a materially adverse effect on our financial condition or results of operations.

Item 1a.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

2

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIPOSA HEALTH, INC.

Date May 15, 2015	By:	/s/ Curtis Riley
Curtis Riley, Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer)

4