Form 10-K
period 2015-06-30
MARIPOSA HEALTH, INC.
filed 2015-09-30
CIK 1612253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2015

Commission File Number: 000-55239

MARIPOSA HEALTH, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-1201309
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

888 Prospect Avenue, La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 528 2677

Securities registered pursuant to Section 12(b) and 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐   No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:  Yes  ☐        No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).       Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2015, there was no established public trading market for the Registrant's common stock; therefore the aggregate market value of the common equity is not determinable.

Number of shares of the Registrant’s common stock outstanding as of September 10, 2015: 9,561,211.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "anticipate," "believe," "estimate," "may," "expect" and similar expressions are generally intended to identify forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation, those discussed under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, as well as other factors which may be identified from time to time in our other filings with the Securities and Exchange Commission, or the SEC, or in the documents where such forward-looking statements appear. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements. Such forward-looking statements include, but are not limited to, statements about our:

•	expectations for increases or decreases in expenses;

•	expectations for the clinical and pre-clinical development, manufacturing, regulatory approval, and commercialization of our pharmaceutical product candidates or any other products we may acquire or in-license;

•	use of clinical research centers and other contractors;

•	expectations as to the timing of commencing or completing pre-clinical and clinical trials and the expected outcomes of those trials;

•	expectations for incurring capital expenditures to expand our research and development and manufacturing capabilities;

•	expectations for generating revenue or becoming profitable on a sustained basis;

•	expectations or ability to enter into marketing and other partnership agreements;

•	expectations or ability to enter into product acquisition and in-licensing transactions;

•	expectations or ability to build our own commercial infrastructure to manufacture, market and sell our drug candidates;

•	acceptance of our products by doctors, patients or payors;

•	ability to compete against other companies and research institutions;

•	ability to secure adequate protection for our intellectual property;

•	ability to attract and retain key personnel;

•	availability of reimbursement for our products;

•	estimates of the sufficiency of our existing cash and cash equivalents and investments to finance our operating requirements, including expectations regarding the value and liquidity of our investments;

•	stock price and its volatility;

•	expected losses; and

•	expectations for future capital requirements.

The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is signed. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

Unless the context otherwise requires, the terms "we," "our company," "the Company," "us," "our" and the like refer to Mariposa Health, Inc. and its consolidated subsidiaries.

Background

Mariposa Health Inc., was incorporated under the laws of the State of Delaware on June 23, 2014 with the intention to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On December 8, 2014, our sole officer and director, Richard Chiang, entered into a Share Purchase Agreement pursuant to which he sold 10,000,000 shares of our common stock that he owned to Expert Capital Investments Limited for an aggregate purchase price of $40,000. These shares represented 100% of our issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, Expert Capital Investments Limited became our sole stockholder. On March 5, 2015, we filed an Amended and Restated Certificate of Incorporation under which we changed our name to Mariposa Health, Inc. and effected a 1:5 reverse split to reduce our outstanding shares of common stock from 10,000,000 shares to 2,000,000 shares and to authorize a classified Board of Directors. Under a classified Board of Directors, directors serve staggered, three-year terms. Approximately one-third of our board of directors will be elected each year.

On June 17, 2015, we entered into the Purchase Agreement with Mariposa Australia Limited ("Mariposa Australia"). Pursuant to the Purchase Agreement, at closing, stockholders of Mariposa Australia received one share of our common stock for each issued and outstanding share of Mariposa Australia’s common stock. As a result, at closing we issued 7,561,211 shares of its common stock to the stockholders of Mariposa Australia and reserved 438,789 additional shares of its common stock or a total of 8,000,000 shares of its common stock should holders of warrants issued by Mariposa Australia to certain lenders exercise their rights to acquire up to 438,789 shares of our common stock, representing 80% of our outstanding common stock or 10,000,000 shares of common stock on a fully diluted basis following the Purchase.

Immediately following the execution of the Purchase Agreement we appointed Dr. Phillip Comans, Kevin Lynn and Margaret Bridges as directors, effective at the effective time of the Purchase.

Mariposa Australia (which is now our wholly owned subsidiary) is an Australian pharmaceutical R&D company with two projects in mid-Phase II clinical development to treat COPD and asthma and TA-270 an oral anti-inflammatory and anti-oxidant drug, and HI-1640V, a product to address chronic obstructive pulmonary disease ("COPD"), including bronchitis and emphysema.

On June 7, 2015 Mariposa Australia entered into an Exclusive License Agreement (the "License Agreement") with Shanxi Kangbao Biological Product Co., Ltd. ("Shanxi") under which it granted to Shanxi an exclusive license to manufacture, trial, ,produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in in China, Taiwan, Macao and Hong Kong in return for (i) milestone payments of up to AUD$8,291,819 (USD$6,440,498), and (ii) potentially significant double digit royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong.

Our strategy is to expedite clinical development, regulatory approval, and commercialization of our COPD product candidates. Phase 2 clinical data was generated for the oral vaccine to non-typeable H. Influenzae, HI-164OV and an oral treatment (tablet dose form), TA-270, We plan to begin a Phase II trials for HI-164OV and TA-270 at the earliest time depending on the time of obtaining sufficient funding. We plan to assess new dose forms, in particular of TA-270, with the intent to optimize the product and patent offerings. Trials and product development may be conducted in the United States, the European Union ("EU") or Australia depending on clinical and regulatory conditions, and our capacity to engage personnel and contractors. We believe data from these trials and research activities, if positive, may lead to U.S., EU or Australian regulatory approval for the treatment of COPD after completing Phase 3 trials. If successful in Phase 2 clinical trials, we plan to partner TA-270 and HI-164OV product candidates with a large pharmaceutical company or biotechnology company to undertake Phase 3 clinical trials and to gain regulatory approvals in the United States and elsewhere. Alternatively, if funding is available on suitable terms the commercial strategy could involve our undertaking Phase 3 clinical trials before partnering. We expect that data from clinical trials, whether conducted in the United States, EU or Australia, will form part of the regulatory package for each of these territories.

Our operational model is to minimize overhead costs by having a small product development staff to manage third parties in the development process. To reduce financial risk and financing requirements, we are directing our resources to the preclinical and early clinical phases of development. We plan to co-develop with or to license to marketing partners our therapeutic product candidates where the size of the necessary clinical studies and the cost associated with the later clinical development phases are significant. By forming strategic alliances with pharmaceutical and/or biotech companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

Description of Our Business

We are a pharmaceutical R&D company with two projects in mid-Phase II clinical development to treat COPD and asthma.

Market Opportunity COPD is a disease of faulty inflammatory processes within the lungs. The global incidence of airways diseases like COPD is growing and is associated with smoking and airborne pollution. If left untreated, COPD increases the risk of heart attack, stroke, pneumonia, lung cancer, osteoporosis and depression. Datamonitor estimates the global market prevalence of COPD to be 111 million people, with only 14 million people being treated, and 56 million people globally treated for asthma each year. Datamonitor further estimated sales to treat COPD at $8.6 billion. The two market leading drugs, Spiriva (Boehringer Ingelheim) and Advair (GlaxoSmithKline) have combined annual revenue of $5.4 billion from COPD alone (Datamonitor, Jan. 2014). COPD is a critical area for national health authorities due to the high mortality rate and major costs of hospital admissions. Current best treatments with the leading drug sellers, Spiriva and Advair, still allow for 60-80% of expected exacerbations to occur in the development of our proprietary drugs we have identified what we believe are a number of market gaps that we intend to address:

•	Lack of anti-inflammatory treatment – COPD is primarily a disease of inflammatory processes, yet the current anti-inflammatory approach to COPD is limited to steroids, with limited therapeutic effects and unwanted side effects.

•	An alternate to steroids for chronic combination therapy – Steroid tolerance is well documented in COPD, and this is reflected in the observation that the effect of Advair (long acting beta agonist ("LABA") in addition to inhaled corticosteroids (" ICS")) on exacerbations is only marginally better than LABA alone.

•	Failure to arrest disease progression – COPD is a self-inducing progressive disease. Disease progression is not addressed by current drugs.

•	Minimal effect of current drugs on exacerbations – In COPD, the drugs Spiriva and Advair reduce exacerbations by 20%-40%, indicating that 60%-80% of expected exacerbations will continue to occur despite current optimal treatment. Exacerbations are associated with increased medical intervention and hospital admissions, and are major costs to health funds and governments.

In recent Phase II clinical trials, our two products have been shown to improve the outcomes for patients with COPD in addition to any benefit found with existing treatments, in some cases dramatically. Details of study designs and clinical results are shown below under the heading, "Development Status".

Strategy

Expedite clinical development, regulatory approval, and commercialization of our COPD product candidates. Phase 2 clinical data was generated for the oral vaccine to non-typeable H. Influenzae, HI-164OV and an oral treatment (tablet dose form), TA-270, We plan to begin a Phase II trials for HI-164OV and TA-270 at the earliest time depending on the time of obtaining sufficient funding. We plan to assess new dose forms, in particular of TA-270, with the intent to optimize the product and patent offerings. Trials and product development may be conducted in the United States, the European Union ("EU") or Australia depending on clinical and regulatory conditions, and our capacity to engage personnel and contractors. We believe data from these trials and research activities, if positive, may lead to U.S., EU or Australian regulatory approval for the treatment of COPD after completing Phase 3 trials. If successful in Phase 2 clinical trials, we plan to partner TA-270 and HI-164OV product candidates with a large pharmaceutical company or biotechnology company to undertake Phase 3 clinical trials and to gain regulatory approvals in the United States and elsewhere. Alternatively, if funding is available on suitable terms the commercial strategy could involve our undertaking Phase 3 clinical trials before partnering. We expect that data from clinical trials, whether conducted in the United States, EU or Australia, will form part of the regulatory package for each of these territories.

Minimize Overhead Costs. Our operational model is to minimize overhead costs by having a small product development staff to manage third parties in the development process.

Reduce Commercialization Expenses. To reduce financial risk and financing requirements, we are directing our resources to the preclinical and early clinical phases of development. We plan to co-develop with or to license to marketing partners our therapeutic product candidates where the size of the necessary clinical studies and the cost associated with the later clinical development phases are significant. By forming strategic alliances with pharmaceutical and/or biotech companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

Leverage Existing COPD Therapies. We believe there is a significant opportunity for an existing pharmaceutical company that is already supplying drugs to address COPD to add additional treatment therapies or to complement their existing drugs by adding our products to their range of products if we are able to validate the compound through Phase II trials.

Our Product Offerings

We provide two technologies that enter new space in the treatment of COPD and are complementary to the use of the drugs of the incumbent pharmaceutical companies: TA-270 and HI-164OV.

TA-270

TA-270 has a dual mode of effect of anti-oxidant and anti-inflammatory for moderate to severe COPD and moderate to severe asthma with the potential to either replace or assist the use of corticosteroids. In addition, we believe that it has the potential for use in alternate dose forms (e.g., inhaled) to provide combination products, potentially making us a more attractive partner for larger pharma companies.

The key attributes of TA-270 are its ability to serve as an anti-oxidant by inhibiting peroxynitrite and an anti-inflammatory by inhibiting 5-LO. Peroxynitrite is a potent and versatile oxidant that can attack a wide range of biological molecules, including DNA, proteins, and lipids, leading to cellular damage and cytotoxity, and is a crucial pathogenic mechanism in conditions such as COPD and asthma. Pre-clinical data shows that TA-270 is 10 times more potent than n’acetylcysteine ("NAC") in reducing peroxynitrite. NAC is the current standard free-radical inhibiting agent (active substance of Mucomyst®). A recent study showed high dose NAC to be effective in increasing the amount of air that a person can forcefully exhale in one minute as measured by spirometry ("FEV1") by 25-75% and reducing the exacerbations in COPD.

TA-270 also inhibits 5-lipoxyoxygenase ("5-LO"), acting primarily through the LTB-4 pathway. The inhibition of 5-LO is associated with the reduction in Leukotriene-Type B4 ("LTB-4") and associated reduction in neutrophils, a source of ROS/RNS free radicals in the airways. Leukotriene production is usually accompanied by the production of histamine and prostaglandins, which also act as inflammatory mediators. One of their roles (specifically, leukotriene D4) is to trigger contractions in the smooth muscles lining the bronchioles; their overproduction is a major cause of inflammation in asthma. Thus TA-270 acts both directly on the inflammatory process and on the anti-oxidant cascade. In this way, we believe that it has significant potential to reduce disease progression in COPD.

Pre-clinical data with TA-270 shows it to be equivalent to zileuton, the only 5-LO inhibitor currently licensed for human use in treating asthma, but without the liver toxicity seen with Zileuton, the active substance of Zyflo®. Zileuton is an orally active inhibitor of 5-lipoxygenase, and thus inhibits leukotrienes formation. Zileuton is used for the maintenance treatment of asthma. Zileuton was introduced in 1996 by Abbott Laboratories and is now marketed by Cornerstone Therapeutics Inc. under the brand name Zyflo.

TA-270 has not shown liver toxicity seen with Zileuton and it is believed that this is due to differences in medicinal chemistry. It has been reported that the hepatotoxicity of Zileuton is attributed to a hydroxy-urea structure rather than 5-LO inhibition. TA-270 does not have hydroxy-urea and hepatotoxicity was not noted in toxicology studies (in five mammalian species) nor in human studies in over 400 subjects with TA-270. Phase 2 data as generated with TA-270 using an oral tablet dose form. We plan to build the TA-270 portfolio by assessing the feasibility of certain dose forms and proceed with clinical trials as determined by those preliminary assessments.

HI-164OV

HI-164OV (Oral therapeutic and preventative) is a vaccine to prevent exacerbations of moderate to severe COPD and moderate to severe asthma. HI-164OV stimulates the immune system to fight the incidence and severity of acute bronchitis in patients with COPD. It acts through the mucosal immune system which is the body's first line of defence against pathogens. Mucosal membranes form a protective barrier between the interior of the body and the outside environment. These barriers line the surfaces of your eyes, ears, nose, sinuses, mouth, throat, gastrointestinal tract, respiratory tract, urogenital tract, and the vaginal tract.

HI-164OV is a bacterial vaccine using whole cell killed non-typeable Haemophilus influenza (NTHi). Acting through the mucosal immune system, HI-164OV has both specific effects on bacterial H. influenzae and non-specific effects with the induction of lysozymes and phagocytic activity to reduce colonisation by other bacterial species found in the airways. The pathogenesis of COPD appears to involve two aspects, an aspect that induces a chronic faulty inflammatory process and a second where the inflammatory process is confounded by chronic bacterial colonisation of the airways. Bacterial colonisation contributes to the chronic abnormal inflammatory status and invokes recurrent episodes of acute bronchitis. The dominant species of bacteria to colonise the airways in COPD is H. influenzae. Following oral administration of HI-164OV, antigen-specific T-cells are generated in the gut-associated lymphoid tissue, specifically the Peyer's patches. These cells 'home' to the bronchus mucosa where they recruit and activate phagocytic cells that reduce the Haemophilus load in the lung and reduce associated lung inflammation.

This proposed mechanism of action for HI-164OV is supported by animal and clinical studies and can now be linked to stimulation of NTHi-specific T-helper 1 (Th1) and Th17 cells. Th1 cells regulate the immune system by activating macrophages to destroy intracellular pathogens. While specific IgA antibody responses are commonly produced as a result of antigenic stimulation of the Peyer’s patches, only a small increase in specific IgA has been detected in serum and saliva in response to HI-164OV in man, and none has been detected in laboratory rodents after dosing with HI-164. In a Phase 1 study, there was no increase in serum IgG antibody in the active treatment group indicating that the live bacteria were prevented from reaching the lower airways. There is no evident role for systemic antibody in the protective action of HI-164OV. Thus HI-164OV acts through the mucosal immune system rather than through systemic antibodies.

A role for Interferon Gamma (IFNγ) secreting Th1 cells in protection against respiratory infection has been demonstrated. Recently discovered Th17 cells have been shown to be a distinct lineage from Th1 and Th2 cells and evidence suggests Th17 cells mediate protective immunity against various pathogens at different mucosal sites. Both IFNγ and Interleukin 17 (IL-17) levels in the lung are associated with resolution of infection challenge in mouse studies.

Development Status

TA-270

o	Nine clinical trials completed (Asian and Caucasian subjects); 5 Phase 1 and 4 Phase II trials; over 400 subjects treated with active drug.

o	Trials have been undertaken in Japan, Europe and the UK. Regulatory approval to conduct clinical trials has been obtained by regulatory authorities in each of these territories.

o	Key trial (TA-007):

▪	Open label, exploratory study in moderate to severe COPD, 28 days duration, conducted in 13 patients in the UK. All patients continued to take current treatments (e.g. Advair or Spiriva).

▪	Effect on biomarkers: LTB-4, sputum neutrophils

▪	Increase FEV1 is associated with an effect on LTB-4 or 8-isoprostane (marker of anti-oxidant effects); Increase FEV1 from baseline of 156 to 205mL.

o	Safety results

▪	Considering all Phase 2 studies, TA-270 was generally well tolerated.

▪	No treatment differences were noted in Serious Adverse Events (SAE’s), for example, in one study (TA-005) in mild asthma patients only 2 SAEs were noted and both were considered by the investigators to be unrelated to study drug. One patient had asthma exacerbation that required hospitalisation while another had an increase in blood pressure that required hospitalisation.

▪	Treatment emergent adverse events considered to be related to study drug included: nausea (4 patients), headache (3), vomiting (2), abdominal pain (2), insomnia (2) and dyspepsia (2). Thus the incidence of adverse events was low in a study of 368 patients where 226 patients were on active treatment.

HI-164OV

o	Four clinical trials completed; 1 Phase 1 and 3 Phase II trials. 350 subjects treated with active drug. All studies were undertaken in Australian study sites.

o	Key trials (HI-002/004 and HI-005)

▪	Double blind, placebo controlled trials in mild to severe COPD of six and nine months’ duration. Patients with mild disease were a mix of those on monotherapy and those on existing treatments. All patients with moderate to severe COPD (Studies HI-002 and HI-005) were continued on background medication, mainly Advair or Spiriva, or others from the same therapeutic class.

•	In one study, HI-005, no difference between active and placebo was found in the primary analysis of the total population. Post hoc analysis showed statistical benefit in patients under 65 years of age and in the total population excluding males over 65 years of age. Patients in Study HI-005 carried less H. influenza at study entry than the earlier study (HI-002/004), which may be required to “prime” the vaccine effects, and included sites with an excess of severe emphysema. We concluded that HI-164OV is better suited to prevention of acute exacerbations of chronic bronchitis, a component of COPD, and in patients under 65 years of age.

•	The measure of an exacerbation of COPD has changed within the medical literature over the past several years. Literature now defines COPD exacerbations according to medical intervention (i.e. doctor visits, hospital admissions, use of antibiotics or corticosteroids to treat exacerbations. This has resulted in a post-hoc analysis of the Combined study (HI-002/004) using medical intervention as the measure of an exacerbation rather than the subjective measure of patient recall.

•	Strongest effects in both the combined study (HI-002/004) and study HI-005 was in patients under 65 years while evidence in Study HI-005 also showed more benefit in females. Note that this population represents 75% of the total COPD population.

▪	In patients under 65 years of age, there was a reduction in the number of patients having exacerbations by 30% to 35% and a reduction in the number of exacerbations by 30-52%. In the combined analysis of studies HI002/004, the effects were similar in patients less than 65 years of age and in the population as a whole, although there was some additional benefit in patients less than 65 years of age. The age difference is thought to be due difference in immune effectiveness in aging populations. However, it remains to be tested whether the drug candidate is effective in an older population in a season with higher levels of background H. influenzae or in patients with a history of recurring acute bronchitis.

o	Safety results

▪	Considering all Phase 2 studies, HI-164OV was generally well tolerated.

▪	In the Combined study HI-002/004, no Treatment emergent adverse events were reported as being drug-related. A total of 4 patients (of 140 in the analysis) in the Combined study were discontinued from treatment, 2 each from the placebo and active treatment groups.

▪	Treatment emergent adverse events associated with respiratory symptoms such as nasopharyngitis, respiratory tract infection, lower respiratory tract infection, and cough were similar in frequency between the active and placebo groups. The TEAEs of infective exacerbations of COPD, asthma, seasonal allergy, COPD, dyspnea, and wheezing, all associated with respiratory tract disorders and infections, when combined were 2.7 times more frequent in placebo patients (38 TEAEs) than in HI-164OV patients (14 TEAEs) (Study HI-002/004). No TEAE was considered to be definitely related to study medication. The safety evaluation of Study HI-005 is yet to be completed and so we cannot be certain whether the safety results of that study will be similar or differ to these observations.

Development Plan

TA-270

o	Oral dose form:

▪	Study is anticipated to be multi-centre, and may be conducted in the US. UK or Australia

▪	IND

▪	Phase II dose-finding in COPD assessing effects on FEV1, followed by

▪	Phase IIb trial in COPD

▪	A feasibility assessment is planned for a 2nd generation tablet form of TA-270

▪	Pre-clinical design & development program (inhaled dose form)

HI-164OV

▪	Study is anticipated to be multi-centre and conducted in the United States, United Kingdom or Australia

▪	IND

▪	Phase IIb study (EU/AUS)

Patents and Trademarks

We have an extensive patent family in place for the indicated compounds. These include:

▪	TA-270: Four patent families, expiring through to 2025 before further extensions; other IP to be patented.

▪	HI-164OV: Four patent families, expiring through to 2029 before extensions.

▪	MH-003: Pre-clinical preventative treatment for nasal carriage of S. aureus and associated respiratory sleep disturbances (i.e. snoring).

Our technology is protected by the following patents:

Product	Patent family	Purpose	Status	Expiry

TA-270	1	Substance certain indications	Granted in US, EU	10/2016

	2	Substance production	Granted in US, EU	9/2019

	3	Improved substance	Granted in US, EU	6/2022

	4	Indication: COPD	Granted	12/2025

MH-003		Indication: Respiratory sleep disturbances	International phase	10/2029

HI-164	1	Isolate selection	Granted in US, EU	8/2025

	2	Probiotic additive	Granted in US, EU	5/2021

	3	Indication: asthma	Pending in US, EU	3/2028

	4	Commercial isolates	Pending in US, EU	9/2029

Research and Development

The scientific process of developing new products and obtaining FDA approval is complex, costly and time-consuming; there can be no assurance that any products will be developed, regardless of the amount of time and money spent on research and development. The development of products may be curtailed at any stage of development due to the introduction of competing generic products or other reasons.

The research and development of our generic pharmaceutical products, including pre-formulation research, process and formulation development, required studies and FDA review and approval, has historically taken approximately two to three years to complete. In addition, ANDAs containing a Paragraph IV patent challenge are subject to a 30-month “stay” of regulatory approval during the resolution of related patent litigation. Accordingly, we typically select products for development that we intend to market several years in the future. However, the length of time necessary to bring a product to market can vary significantly and depends on, among other things, the availability of funding, challenges relating to formulation or establishing bioequivalence, and patent challenges associated with the product.

From time to time, we will enter into product development and license agreements with various third parties with respect to the development or marketing of new products. Pursuant to these agreements, we have advanced funds to several unaffiliated companies for products in various stages of development.

We continue to develop and enhance the features and performance of our products and introduce new products by extensive research and development activities. Three of our four employees devote at least a portion of their time to research and development activities. We intend to increase the number of employees with time devoted to research and development with additional financing.

Government Regulation

The development, manufacturing, sales, marketing and distribution of our products are subject to extensive regulation by the U.S. federal government, principally the FDA, and, as applicable, the Drug Enforcement Agency, FTC and state and local governments. For both currently marketed and future products, failure to comply with applicable regulatory requirements can, among other things, result in suspension of regulatory approval and possible civil and criminal sanctions. Regulations, enforcement positions, statutes and legal interpretations applicable to the pharmaceutical industry are constantly evolving and are not always clear. Significant changes in regulations, enforcement positions, statutes and legal interpretations could have a material adverse effect on our financial condition and results of operations.

Additionally, future healthcare legislation or other legislative proposals at the federal and state levels could bring about major changes in the affected health care systems, including statutory restrictions on the means that can be employed by brand and generic pharmaceutical companies to settle Paragraph IV patent litigations. We cannot predict the outcome of such initiatives, but such initiatives, if passed, could result in significant costs to us in terms of costs of compliance and penalties associated with failure to comply.

The FDCA, the Controlled Substances Act and other federal statutes and regulations govern the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, import and export, and advertising and promotion of our products. Non-compliance with applicable regulations can result in judicially and/or administratively imposed sanctions, including the initiation of product seizures, injunctions, fines and criminal prosecutions. Administrative enforcement measures may involve the recall of products, as well as the refusal of an applicable government authority to enter into supply contracts or to approve NDAs and ANDAs. The FDA also has the authority to withdraw its approval of drugs in accordance with its regulatory due process procedures.

New Drug Applications and Abbreviated New Drug Applications

FDA approval is required before any new drug, including a generic equivalent of a previously approved branded drug, may be marketed. To obtain FDA approval for a new drug, a prospective manufacturer must, among other things, demonstrate that its manufacturing facilities comply with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations, which is discussed in further detail below. The FDA may inspect the manufacturer’s facilities to ensure such compliance prior to approval or at any other time. The manufacturer is required to comply with cGMP regulations at all times during the manufacture and processing of drugs. To comply with the standards set forth in these regulations, we must continue to expend significant time, money and effort in the areas of production, quality control and quality assurance.

In order to obtain FDA approval of a new drug, a manufacturer must demonstrate the drug’s safety and efficacy. There currently are two ways to satisfy the FDA’s safety and effectiveness requirements:

New Drug Applications (NDAs). Unless the procedure discussed in the following paragraph is permitted under the FDCA, a prospective manufacturer generally must submit to the FDA an NDA containing complete pre-clinical and clinical safety and efficacy data or a right of reference to such data. The pre-clinical data must provide an adequate basis for evaluating the safety and scientific rationale for the initiation of clinical trials. Clinical trials are conducted in three sequential phases and may take up to several years to complete. At times, the phases may overlap. Data from pre-clinical testing and clinical trials is submitted to the FDA as an NDA for marketing approval. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference from the data owner. The applicant may rely upon the FDA's findings of safety and efficacy for an approved product that acts as the “listed drug.” The FDA may also require 505(b)(2) applicants to perform additional studies or measurements to support the change from the listed drug.

Abbreviated New Drug Applications (ANDAs). The Hatch-Waxman amendments to the FDCA established a statutory procedure for submission and FDA review and approval of ANDAs for generic versions of branded drugs previously approved by the FDA (such previously approved drugs are referred to as “listed drugs”). Because the safety and efficacy of listed drugs have already been established by the brand company, the FDA waives the requirement for complete clinical trials. However, a generic manufacturer is typically required to conduct bioequivalence studies of its test product against the listed drug. The bioequivalence studies for orally administered, systemically available drug products assess the rate and extent to which the active pharmaceutical ingredient is absorbed into the bloodstream from the drug product and becomes available at the site of action. Bioequivalence is established when there is an absence of a significant difference in the rate and extent for absorption of the generic product and the listed drug. For some drugs (e.g., locally acting drugs like topical anti-fungals), other means of demonstrating bioequivalence may be required by the FDA, especially where rate and/or extent of absorption are difficult or impossible to measure. In addition to the bioequivalence data, an ANDA must contain patent certifications and chemistry, manufacturing, labeling and stability data.

Supplemental NDAs or ANDAs are required for, among other things, approval to transfer certain products from one manufacturing site to another or to change an API supplier, and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalence studies are conducted or other requirements are satisfied.

The Hatch-Waxman amendments also established certain statutory protections for listed drugs. Under the Hatch-Waxman amendments, approval of an ANDA for a generic drug may not be made effective for interstate marketing until all relevant patents for the listed drug have expired, been withdrawn, delisted, or determined to be invalid, unenforceable, or not infringed by the generic drug applicant submitting a Paragraph IV certification. Prior to enactment of the Hatch-Waxman amendments, the FDA did not consider the patent status of a previously approved drug. In addition, under the Hatch-Waxman amendments, statutory non-patent exclusivity periods are established following approval of certain listed drugs, where specific criteria are met by the drug. For example, for new chemical entities, an ANDA or 505(b)(2) application referencing that drug may not be filed with the FDA until the expiration of five years after approval of that drug, unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA, including a 505(b)(2) NDA, includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. Additionally, drugs approved for so-called “orphan indications” (those diseases for which the patient population is sufficiently small) are entitled to a seven year data exclusivity period. The Hatch-Waxman amendments also provide for extensions of up to five years for certain patents covering drugs to compensate the patent holder for the reduction in the effective market life of the patented drug resulting from the time spent in the federal regulatory review process.

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that, according to the NDA holder/patent holder, cover the applicant's product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

▪	the required patent information has not been filed;

▪	the required patent information has not been filed;

▪	the listed patent has expired;

▪	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

▪	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification.

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

On February 6, 2015, the FDA issued proposed regulations concerning submission of patent information to FDA, patent certifications by ANDA and 505(b)(2) applicants, notices of Paragraph IV certifications, and the 30-month stay. We cannot predict when the regulations might be finalized or whether, if finalized, the regulations will be substantially similar to the proposal. When final regulations are promulgated, we will have a clearer view of their impact on this aspect of our business.

A certification that the new product will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification.

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

On February 6, 2015, the FDA issued proposed regulations concerning submission of patent information to FDA, patent certifications by ANDA and 505(b)(2) applicants, notices of Paragraph IV certifications, and the 30-month stay. We cannot predict when the regulations might be finalized or whether, if finalized, the regulations will be substantially similar to the proposal. When final regulations are promulgated, we will have a clearer view of their impact on this aspect of our business.

If we were to undertake the process of developing a branded product and bringing it to market, the first step in obtaining FDA approval for a drug that has not been previously approved is pre-clinical testing. Pre-clinical tests are intended to provide a laboratory evaluation of the product to determine its chemistry, formulation and stability. Toxicology studies are also performed to assess the potential safety and efficacy of the product. The results of these studies are submitted to the FDA as part of an investigational new drug (“IND”) application. The toxicology studies are analyzed to ensure that clinical trials can safely proceed. There is a 30-day period in which the FDA can raise concerns regarding the trials proposed in an IND. If the FDA raises any concerns, the developer must address those concerns before the clinical trials can begin. An IND becomes effective after such 30-day period if the FDA does not raise any concerns. Prior to the start of any clinical study, an independent institutional review board must review and approve such study.

There are three main stages of clinical trial development:

•	In Phase I, the drug is tested for safety, absorption, tolerance and metabolism in a small number of subjects.

•	In Phase II, after successful Phase I evaluations, the drug is tested for efficacy in a limited number of patients. The drug is further tested for safety, absorption, tolerance and metabolism.

•	In Phase III, after successful Phase II evaluations, further tests are done to determine safety and efficacy in a larger number of patients who are to represent the population in which the drug will eventually be used.

The developer then submits an NDA containing the results from the pre-clinical and clinical trials. The NDA drug development and approval process takes approximately three to ten years or more.

Pricing Regulation

Successful commercialization of our products depends, in part, on the availability of governmental and third-party payer reimbursement for the cost of our products. Government authorities and third-party payors increasingly are challenging the price of medical products and services. On the government side, there is a heightened focus, at both the federal and state levels, on decreasing costs and reimbursement rates in Medicaid, Medicare and other government insurance programs. This has led to an increase in federal and state legislative initiatives related to drug prices, which could significantly influence the purchase of pharmaceutical products, resulting in lower prices and changes in product demand. If enacted, these changes could lead to reduced payments to pharmacies. Many states have also created preferred drug lists and include drugs on those lists only when the manufacturers agree to pay a supplemental rebate. If our current products or future drug candidates are not included on these preferred drug lists, physicians may not be inclined to prescribe them to their Medicaid patients, thereby diminishing the potential market for our products.

Moreover, government regulations regarding reporting and payment obligations are complex, and we are continually evaluating the methods we use to calculate and report the amounts owed with respect to Medicaid and other government pricing programs. Our calculations are subject to review and challenge by various government agencies and authorities, and it is possible that any such review could result either in material changes to the method used for calculating the amounts owed to such agency or the amounts themselves. Because the process for making these calculations, and our judgments supporting these calculations, involve subjective decisions, these calculations are subject to audit. In the event that a government authority challenges or finds ambiguity with regard to our report of payments, such authority may impose civil and/or criminal sanctions, which could have a material adverse effect on our business. From time to time we conduct routine reviews of our government pricing calculations. These reviews may have an impact on government price reporting and rebate calculations used to comply with various government regulations regarding reporting and payment obligations.

Healthcare Reform

In the United States, there have been a number of federal and state proposals during the last several years regarding the pricing of pharmaceutical products and other changes to the healthcare system. It is uncertain what other legislative proposals may be adopted or what actions federal, state, or private payers may take in response to any healthcare reform proposals or legislation. We cannot predict the effect such reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

By way of example, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was signed into law, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. The current legislation includes measures that (i) significantly increase Medicaid rebates through both the expansion of the program and significant increases in rebates; (ii) substantially expand the Public Health System (340B) program to allow other entities to purchase prescription drugs at substantial discounts; (iii) extend the Medicaid rebate rate to a significant portion of Managed Medicaid enrollees; (iv) assess a 50% rebate on Medicaid Part D spending in the coverage gap for branded and authorized generic prescription drugs; and (v) levy a significant excise tax on the industry to fund the healthcare reform. The impacts of these provisions are included in our current financial statements.

Fraud and Abuse Regulation

Pharmaceutical companies are subject to various federal and state laws that are intended to combat health care fraud and abuse, and that govern certain of our business practices, especially our interactions with customers and potential customers through sales and marketing, or research and development activities. These include anti-kickback laws, false claims laws, sunshine laws, privacy laws, and FDA regulation of advertising and promotion of pharmaceutical products.

•	Anti-kickback laws, of which the Federal health care programs anti-kickback law is most commonly the subject of enforcement proceedings, prohibit, among other things, the knowing and willful offer or payment of remuneration intended to induce, or in exchange for, ordering (or arranging for or recommending ordering) covered products or services, including our products.

•	False claims laws prohibit knowingly presenting, or causing to be presented, claims for payment to third party payers (Medicare and Medicaid) that are false or fraudulent and, under the Federal False Claims Act, a claim is deemed false or fraudulent if it is made pursuant to an illegal kickback.

•	Sunshine laws, including the Federal Open Payments law enacted as part of the Affordable Care Act, require pharmaceutical manufacturers to disclose payments and other transfers of value to physicians and certain other health care providers or professionals, and in the case of some state sunshine laws, restrict or prohibit certain such payments.

•	Privacy laws, such as the privacy regulations implemented under the Health Insurance Portability and Accountability Act (HIPAA), restrict covered entities from using or disclosing protected health information. Covered entities commonly include physicians, hospitals, and health insurers from which we may seek to acquire data to aid in our research, development, sales and marketing activities. Although pharmaceutical manufacturers are not covered entities under HIPAA, our ability to acquire or use protected health information from covered entities may be affected by privacy laws.

•	The FDA regulates the sale and marketing of prescription drug products and, among other things, prohibits pharmaceutical manufacturers from promoting products for unapproved uses.

We have not incurred but may incur costs to comply with these laws.

While we intend to comply in all respects with fraud and abuse laws, there has been an increase in government enforcement efforts at both the federal and state level. Numerous cases have been brought against pharmaceutical manufacturers under the Federal False Claims Act, alleging, among other things, that certain sales or marketing-related practices violate the Anti-kickback statute or the FDA’s regulations, and many of these cases have resulted in settlement agreements under which the companies were required to change certain practices, pay substantial fines, and operate under the supervision of a Federally-appointed monitor for a period of years. Due to the breadth of these laws and their implementing regulations and the absence of guidance in some cases, it is possible that our practices might be challenged by government authorities. Violations of fraud and abuse laws may be punishable by civil and/or criminal sanctions including fines, civil monetary penalties, as well as the possibility of exclusion of our products from payment by Federal health care programs. Any such violations or challenges could have a material adverse effect on our business.

AWP Litigation

Many government and third-party payors reimburse the purchase of certain prescription drugs based on a drug’s Average Wholesale Price or “AWP.” In the past several years, state and federal government agencies have conducted ongoing investigations of manufacturers’ reporting practices with respect to AWP, which they have suggested have led to excessive payments by state and federal government agencies for prescription drugs. We and numerous other pharmaceutical companies have been named as defendants in various state and federal court actions alleging improper or fraudulent practices related to the reporting of AWP.

Drug Pedigree Laws

State and federal governments have proposed or passed various drug pedigree laws which can require the tracking of all transactions involving prescription drugs from the manufacturer to the pharmacy (or other dispensing) level. Companies are required to maintain records documenting the chain of custody of prescription drug products beginning with the purchase of such products from the manufacturer. Compliance with these pedigree laws requires implementation of extensive tracking systems as well as heightened documentation and coordination with customers and manufacturers. While we fully intend to comply with these laws, there is uncertainty about future changes in legislation and government enforcement of these laws. Failure to comply could result in fines or penalties, as well as loss of business that could have a material adverse effect on our financial results.

Federal Regulation of Patent Litigation Settlements and Authorized Generic Arrangements

As part of the Medicare Prescription Drug Improvement and Modernization Act of 2003, companies are required to file with the FTC and the DOJ certain types of agreements entered into between brand and generic pharmaceutical companies related to the settlement of patent litigation and/or manufacture, marketing and sale of generic versions of branded drugs. This requirement could affect the manner in which generic drug manufacturers resolve intellectual property litigation and other disputes with brand pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies or additional investigations or proceedings by the FTC or other governmental authorities.

Other

The U.S. federal government, various states and localities have laws regulating the manufacture and distribution of pharmaceuticals, as well as regulations dealing with the substitution of generic drugs for branded drugs. Our operations are also subject to regulation, licensing requirements and inspection by the states and localities in which our operations are located and/or in which we conduct business.

Certain of our activities are also subject to FTC enforcement actions. The FTC enforces a variety of antitrust and consumer protection laws designed to ensure that the nation’s markets function competitively, are vigorous, efficient and free of undue restrictions.

Federal, state, local and foreign laws of general applicability, such as laws regulating working conditions, also govern us. In addition, like other manufacturers, we are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances, the discharge of pollutants into the air and water and the cleanup of contamination. We are required to maintain and comply with environmental permits and controls for some of our operations, and these permits are subject to modification, renewal and revocation by the issuing authorities. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or increased manufacturing activities at any of our facilities. We could incur significant costs or liabilities as a result of any failure to comply with environmental laws, including fines, penalties, third-party claims and the costs of undertaking a clean-up at a current or former site or at a site to which our wastes were transported. In addition, we have grown in part by acquisition, and our diligence may not have identified environmental impacts from historical operations at sites we have acquired in the past or may acquire in the future.

Competition

The pharmaceutical and biotechnology industry is characterized by intense competition, rapid product development and technological change. Competition is intense among manufacturers of prescription pharmaceuticals and other product areas where we may develop and market products in the future. Most of our potential competitors are large, well established pharmaceutical, chemical or healthcare companies with considerably greater financial, marketing, sales and technical resources than are available to us. Additionally, many of our potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. Our potential products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions to be addressed by our developments, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our potential competitors. Our business, financial condition and results of operation could be materially adversely affected by any one or more of such developments. We cannot assure you that we will be able to compete successfully against current or future competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or with the assistance of major health care companies in areas where we are developing product candidates. We are aware of certain development projects for products to treat or prevent certain diseases targeted by us, and the existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by us.

Even if our products are fully developed and receive required regulatory approval, of which there can be no assurance, we believe that our products can only compete successfully if marketed by a company having expertise and a strong presence in the therapeutic area. Consequently, we do not currently plan to establish an internal marketing organization. By forming strategic alliances with major and regional pharmaceutical companies, management believes that our development risks should be minimized and that the technology potentially could be more rapidly developed and successfully introduced into the marketplace.

Companies working on therapies and formulations that may be competitive with our TA-270 and HI-1640V products for treating COPD include Boehringer Ingelheim that produces Spiriva and GlaxoSmithKline which produces Advair, the two leading drugs used to treat COPD.

Employees

We have four employees. We plan to add another 3 full-time scientists devoted to research and development pending funding. Two of our employees are members of management. To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

Corporate Information

We were incorporated in Delaware. Our executive offices are located at 888 Prospect Street, La Jolla, CA 92037.

We file reports with the SEC on an annual basis using Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may read and copy any such reports and amendments thereto at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov.

ITEM 1A - RISK FACTORS.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Current Report on Form 8-K, including our financial statements and the related notes thereto, before making a decision to invest in our securities. The occurrence of any of the events or developments discussed in the risk factors below could have a material and adverse impact on our business, results of operations, financial condition and cash flows, and in such case, our future prospects would likely be materially and adversely affected. If any of such events or developments were to happen, the trading price of our securities could decline, and you could lose part or all of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, also may impair our business operations.

Risks Related to Our Financial Position and Capital Needs

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

Our operations began in 2008, and we have only a limited operating history. Our operations to date have been limited to conducting product development activities for our product candidates and performing research and development with respect to our clinical and preclinical programs. We have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Nor have we demonstrated an ability to obtain regulatory approval for or to commercialize any drug candidates. Consequently, any predictions about our future performance may be wholly inaccurate.

We have incurred significant operating losses since our inception, including a net loss of $1,303,345 and $781,430 for the years ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $4,871,965. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' deficit and working capital. Our losses have resulted principally from costs incurred in our research and development activities and related costs, such as intellectual property protection. We anticipate that our operating losses will substantially increase over the next several years as we expand our research, development and commercialization activities and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of any of our product candidates, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the full extent of any future losses or whether or when we will become profitable, if ever.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we will be unable to complete the development and potential commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of TA-270 and HI-164OV and our other product candidates and launch and commercialize our product candidates, if we receive regulatory approval. We will require additional capital for the further development and potential commercialization of our product candidates. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the:

▪	initiation, progress, timing, costs and results of pre-clinical studies and clinical trials, including patient enrollment in such trials, for our product candidates or any other future product candidates;

▪	clinical development plans we establish for our current product candidates and any other future product candidates;

▪	number and characteristics of product candidates that we develop or in-license;

▪	outcome, timing and cost of regulatory review by the Food and Drug Administration, or FDA, and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

▪	costs of filing, prosecuting, defending and enforcing any patent claims and maintaining and enforcing other intellectual property rights;

▪	effects of competing technological and market developments;

▪	costs and timing of the implementation of commercial-scale manufacturing activities; and

▪	costs and timing of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

We will require additional funding for the further development of our product candidates, including completing Phase IIb clinical trials of TA-270 and HI-164OV. We expect that our general and administrative expenses will increase in the future as a result of new employee hiring and the scaling of operations to support more advanced clinical trials and the building of a public company infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, board compensation, outside consultants, investor relations, lawyers and accountants, among other expenses.

If we are unable to expand our operations or otherwise capitalize on our business opportunities due to a lack of capital, our ability to become profitable will be compromised.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to product candidates.

Until we can generate substantial revenue from product sales, if ever, we expect to seek additional capital through a combination of private and public equity offerings, debt financings, strategic collaborations, alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include liens or other restrictive covenants limiting our ability to take important actions, such as incurring additional debt, making capital expenditures or declaring dividends, or issuing warrants that if exercised could be dilutive to our stockholders. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates or any other future product candidates in particular countries, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant third parties rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have not generated any revenues to date from product sales. We may never achieve or sustain profitability, which could depress the market price of our securities, and could cause you to lose all or a part of your investment.

To date, we have no products approved for commercial sale and have not generated any revenues from sales of any product candidate. We do not know when, or if, we will generate any revenues in the future. Our ability to generate revenue from product sales and achieve profitability will depend upon our ability to successfully gain regulatory approval and commercialize our current or future product candidates. Even if we are able to successfully achieve regulatory approval for any of our product candidates, we do not know when they will generate revenue from product sales for us, if at all. Our ability to generate revenue from product sales from our current or future product candidates also depends on a number of additional factors, including our ability to:

▪	successfully complete development activities, including enrollment of study participants and completion of the necessary clinical trials;

▪	complete and submit new drug applications, or NDAs, to the FDA, and obtain regulatory approval for indications for which there is a commercial market;

▪	complete and submit applications to, and obtain regulatory approval from, foreign regulatory authorities;

▪	make or have made commercial quantities of our products at acceptable cost levels;

▪	develop a commercial organization capable of manufacturing, selling, marketing and distributing any products we intend to sell ourselves;

▪	find suitable partners to help us market, sell and distribute our approved products in markets other than the markets in which we choose to commercialize on our own; and

▪	obtain adequate pricing, coverage and reimbursement from third parties, including government and private payors.

In addition, because of the numerous risks and uncertainties associated with product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or when or if we will be able to achieve or maintain profitability. Even if we are able to complete the development and regulatory process for our product candidates, we anticipate incurring significant costs associated with commercializing our product candidates.

If we fail to become profitable or are unable to sustain profitability on a continuing basis then we may be unable to continue our operations at planned levels, which would depress the market price of our securities.

We intend to expend most of our limited resources to pursue development of TA-270 and HI-164OV, our lead product candidates, for the treatment of COPD, and may fail to capitalize on other product candidates that may be more profitable or for which there may be a greater likelihood of success.

Because we have limited financial and managerial resources, we are focusing most of our efforts and attention on research programs relating to TA-270 and HI-164OV, our lead product candidates, which concentrates the risk of product failure in the event TA-270 and HI-164OV prove to be unsafe, ineffective or inadequate for clinical development or commercialization. As a result, we may forego or delay pursuit of opportunities with other product candidates that later could prove to have greater commercial potential. We may be unable to capitalize on viable commercial products or potentially profitable market opportunities as a result of our resource allocation decisions. Our spending on proprietary research and development programs relating to our product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for our product candidates, we may relinquish valuable rights to our product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to our product candidates.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Based on our cash balances, recurring losses, negative cash flows from operations, debt outstanding as of June 30, 2015 and our projected spending in 2016, which raise substantial doubt about our ability to continue as a going concern, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2015 regarding this uncertainty. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of a going concern statement by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our securities and our ability to raise new capital or to enter into critical contractual relations with third parties.

Risks Related to Our Business and Development of Our Products

Our future success is dependent on the successful clinical development, regulatory approval and commercialization of TA-270 and HI-164OV and our other product candidates, which will require significant capital resources and years of additional clinical development effort.

We do not have any products that have regulatory approval. Currently, our product candidates are in varying stages of development, with TA-270 and HI-164OV, our lead product candidates, having recently completed Phase IIa clinical trials. As a result, our business is dependent on our ability to successfully complete clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining regulatory approval from the FDA; similarly, we cannot commercialize our product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates for a target indication, we must demonstrate with substantial evidence gathered in pre-clinical studies and well-controlled clinical trials, generally including well-controlled Phase III studies to the satisfaction of applicable regulators, that our product candidates are safe and effective for use for the target indication and that the manufacturing facilities, processes and controls are adequate. Even if our product candidates were to successfully obtain approval from the FDA and comparable foreign regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development of any of our product candidates. Furthermore, even if we obtain regulatory approval for our product candidates, we will still need to develop a commercial organization, establish commercially viable pricing and obtain approval for adequate reimbursement from third party and government payors. If we are unable to successfully commercialize our product candidates, we may not be able to earn sufficient revenues to continue our business.

Because the results of pre-clinical studies or earlier clinical trials are not necessarily predictive of future results, our product candidates may not have favorable results in later clinical trials or receive regulatory approval.

Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will generate adequate data to demonstrate the efficacy and safety of our product candidates. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials. Despite the results reported in earlier pre-clinical studies and clinical trials for TA-270 and HI-164OV and our other product candidates, we do not know whether the clinical trials we may conduct in the future will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates in any particular jurisdiction. If later-stage clinical trials do not produce favorable results, our ability to achieve regulatory approval for our product candidates may be adversely impacted.

The therapeutic efficacy of TA-270, HI164-OV and our other product candidates is unproven and we may not be able to successfully develop and commercialize our product candidates.

TA-270 and HI-164OV are novel formulations of various active ingredients, but their potential benefit as a therapeutic for COPD is unproven. Our ability to generate revenues from TA-270 and HI-164OV and our other product candidates, which we do not expect will occur for at least the next several years, if ever, will depend heavily on our successful development and commercialization after regulatory approval, if achieved, which is subject to many potential risks. For example, TA-270 and HI-164OV may not demonstrate in study subjects any or all of the results that may have been demonstrated in pre-clinical studies and earlier clinical trials. Our product candidates may interact with human biological systems in unforeseen, ineffective or harmful ways. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating COPD have later been found to cause side effects that prevented further development of the compounds. As a result of these and other risks described herein that are inherent in the development of novel therapeutic agents, we may never successfully develop, enter into or maintain third party licensing or collaboration transactions with respect to, or successfully commercialize, our product candidates, in which case we will not achieve profitability and the value of our stock may decline.

Clinical development of product candidates involves a lengthy and expensive process with an uncertain outcome.

Clinical testing is expensive, can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Study subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the subject population, the proximity of subjects to clinical sites, seasonality, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain subject consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians' and subjects' perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved or product candidates that may be studied in competing clinical trials for the indications we are investigating.

Clinical trials may be delayed, suspended or prematurely terminated for a variety of other reasons, such as:

▪	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;

▪	delay or failure in obtaining authorization to commence a trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;

▪	delay or failure in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

▪	delay or failure in obtaining institutional review board, or IRB, approval or the approval of other reviewing entities, including comparable foreign regulatory authorities, to conduct a clinical trial at each site;

▪	withdrawal of clinical trial sites from our clinical trials as a result of changing standards of care or the ineligibility of a site to participate in our clinical trials;

▪	delay or failure in recruiting and enrolling suitable study subjects to participate in a trial;

▪	delay or failure in study subjects completing a trial or returning for post-treatment follow-up;

▪	clinical sites and investigators deviating from a trial protocol, failing to conduct the trial in accordance with regulatory requirements, or dropping out of a trial;

▪	inability to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs, including some that may be for competing product candidates with the same or similar indication;

▪	failure of our third party clinical trial managers to satisfy their contractual duties or meet expected deadlines;

▪	delay or failure in adding new clinical trial sites;

▪	ambiguous or negative interim results or results that are inconsistent with earlier results;

▪	feedback from the FDA, the IRB, data safety monitoring boards, or a comparable foreign regulatory authority, or results from earlier stage or concurrent pre-clinical studies and clinical trials, that might require modification to the protocol for the trial;

▪	decision by the FDA, the IRB, a comparable foreign regulatory authority, or us, or recommendation by a data safety monitoring board or comparable foreign regulatory authority, to suspend or terminate clinical trials at any time for safety issues or for any other reason;

▪	unacceptable risk-benefit profile, unforeseen safety issues or adverse side effects or adverse events;

▪	failure of a product candidate to demonstrate any benefit;

▪	difficulties in manufacturing sufficient quantities of a product candidate for use in clinical trials;

▪	lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials or increased expenses associated with the services of our CROs, clinical trial sites and other third parties; or

▪	changes in governmental regulations or administrative actions.

If we experience delays in the completion of any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenues from our product candidates, if approved, will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our development and approval process for our product candidates and jeopardize our ability to commence product sales and generate revenues. In addition, many of the factors that could cause a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following any marketing approval.

Undesirable side effects caused by TA-270, HI-164OV or our other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority or restrictive label requirements. In the TA-270 and HI-164OV earlier-stage clinical trials, there were side effects observed in some study subjects. in Study TA-005 (Drug TA-270) in mild asthma, treatment emergent adverse events considered to be related to study drug included: nausea (4 patients), headache (3), vomiting (2), abdominal pain (2), insomnia (2) and dyspepsia (2). Thus the incidence of adverse events was low in a study of 368 patients where 226 patients were on active treatment. For example, in Study TA-005 (Drug TA-270) in mild asthma, treatment emergent adverse events considered to be related to study drug included: nausea (4 patients), headache (3), vomiting (2), abdominal pain (2), insomnia (2) and dyspepsia (2). Thus the incidence of adverse events was low in a study of 368 patients where 226 patients were on active treatment.

If such side effects or other safety or toxicity issues are reported in our future clinical trials, we may not receive approval to market TA-270. Similarly if side effects noted in the report or other adverse effects are noted with HI-164OV or our other product candidates, such results could prevent us from ever generating revenues or achieving profitability. Results of our clinical trials could reveal an unacceptably high prevalence and severity of side effects. In such an event, our clinical trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. Drug-related side effects could affect study subject recruitment, affect the ability of enrolled subjects to complete our future clinical trials and may result in potential product liability claims.

Additionally, if any of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

▪	we may be forced to suspend marketing of the product;

▪	regulatory authorities may withdraw their approvals of the product;

▪	regulatory authorities may require additional warnings on the label that could diminish the usage or otherwise limit the commercial success of the product;

▪	we may be required to conduct post-market studies;

▪	we could be sued, could incur substantial litigation expenses and may be held liable for harm caused to subjects or patients; and

▪	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, if approved, and materially adversely impact the market price of our securities.

Even if one or more of our product candidates receive regulatory approval, we may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for one or more of our product candidates, they would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing manufacturing, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information. The safety profile of our product candidates will continue to be closely monitored by the FDA and comparable foreign regulatory authorities after approval. If new safety information becomes available after approval of our product candidates, the FDA or comparable foreign regulatory authorities may require labeling changes or establishment of a Risk Evaluation and Mitigation Strategy, or REMS, or similar strategy, impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the label ultimately approved for TA-270, if it achieves marketing approval, may include restrictions on use.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or GMP, and other regulations. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our products or the manufacturing facilities for our products fail to comply with applicable regulatory requirements, a regulatory authority may:

▪	issue warning letters or untitled letters;

▪	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

▪	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

▪	seek an injunction or impose civil or criminal penalties or monetary fines;

▪	suspend or withdraw regulatory approval;

▪	suspend any ongoing clinical trials;

▪	refuse to approve pending applications or supplements to applications filed by us;

▪	suspend or impose restrictions on operations, including costly new manufacturing requirements; or

▪	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit or preclude our ability to commercialize our product candidates and generate revenue.

Changes in regulatory requirements and guidance may also occur and we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect these changes. Amendments may require us to resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial.

The FDA's and other regulatory authorities' policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Additionally, if we are required to conduct additional clinical trials or other studies with respect to any of our product candidates beyond those that we currently contemplate or if we are unable to successfully complete our clinical trials or other studies, we may be delayed in obtaining regulatory approval for our product candidates, we may not be able to obtain regulatory approval at all or we may obtain approval for indications that are not as broad as intended. Our product development costs will also increase if we experience delays in testing or approvals and we may not have sufficient funding to complete the testing and approval process for any of our product candidates. Significant clinical trial delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our products if and when approved. If any of this occurs, our business will be materially harmed.

Even if we obtain marketing approval for our product candidates, we will be subject to ongoing obligations and continued regulatory review with respect to the advertising and promotion of any product candidate that obtains approval.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by, among others, the FDA, the Department of Justice, or DOJ, the Office of Inspector General of the Department of Health and Human Services, or HHS, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the FDA or other government agencies. Additionally, advertising and promotion of any product candidate that obtains approval outside of the United States will be heavily scrutinized by comparable foreign regulatory authorities.

In the United States, engaging in impermissible promotion of our drug products for off-label uses can also subject us to false claims litigation under federal and state statutes, and other litigation and/or investigation, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which we promote or distribute our drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements based on certain sales practices promoting off-label drug uses. This increasing focus and scrutiny has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations, and be excluded from the Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and/or investigation and, if we are not successful in defending against such actions, those actions could compromise our ability to become profitable.

Failure to obtain regulatory approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, including China, Japan and South Korea, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. If we are unable to obtain approval of our product candidates by regulatory authorities in the European Union, China, Japan, South Korea or another country or jurisdiction, the commercial prospects of our product candidates may be significantly diminished and our business prospects could decline.

Risks Related to the Commercialization of Our Products

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, government and private payors and others in the medical community.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, government and private payors, or others in the medical community. Market acceptance of our product candidates, if we receive approval, depends on a number of factors, including the:

▪	efficacy and safety of our product candidates, or our product candidates administered with other drugs, each as demonstrated in clinical trials and post-marketing experience;

▪	clinical indications for which our product candidates are approved;

▪	recommendation of physicians and patients of our product candidates as safe and effective treatments;

▪	potential and perceived advantages of our product candidates over alternative treatments;

▪	prevalence and severity of any side effects;

▪	product labeling or product insert requirements of the FDA or other regulatory authorities;

▪	timing of market introduction of our product candidates as well as competitive products;

▪	cost of treatment in relation to any alternative treatments available;

▪	availability of coverage and adequate reimbursement and pricing by government and private payors;

▪	relative convenience and ease of administration; and

▪	effectiveness of our sales and marketing efforts.

Moreover, if our product candidates are approved but fail to achieve market acceptance in the medical community, or our products are restricted, withdrawn or recalled, or fail to be approved, as the case may be, we may not be able to generate significant revenues, which would compromise our ability to become profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We do not currently have an organization for the sale, marketing and distribution of any approved products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any approved products, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. By the time that any of our product candidates are available for sale, we may be competing with other companies that have more extensive sales and marketing operations. Without an internal commercial organization or the support of third party sales and marketing functions, we may be unable to compete successfully against these more established companies. To the extent we rely on third parties to commercialize our product candidates, if approved, our revenues from product sales may be lower than if we had commercialized our product candidates ourselves, impacting how quickly we may reach profitability, if at all.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval for our product candidates outside of the United States, and accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including but not limited to:

▪	differing regulatory requirements in foreign countries;

▪	the potential local sellers importing goods from a foreign market with low or lower prices rather than buying them locally from us;

▪	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;

▪	economic weakness, including inflation, or political instability in particular foreign economies and markets;

▪	costs of compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

▪	foreign taxes, including withholding of payroll taxes;

▪	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

▪	difficulties staffing and managing foreign operations;

▪	workforce uncertainty in countries where labor unrest is more common than in the United States;

▪	challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

▪	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

▪	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our future international operations may materially adversely affect our ability to attain or maintain profitable operations.

Our product candidates may not receive coverage and adequate reimbursement from third party payors, which could harm our financial performance.

Our ability to commercialize our product candidates successfully will depend, in part, on the extent to which coverage and adequate reimbursement for our product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. A primary trend in the healthcare industry worldwide is cost containment through limited coverage and reimbursement. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon government healthcare program coverage policy and payment limitations in setting their own reimbursement policies. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. Third party payors may also seek additional clinical evidence, beyond the data required to obtain marketing approval, demonstrating clinical benefits and value in specific patient populations before covering our product candidates for those patients.

We cannot be sure that coverage and adequate reimbursement will be available for our product candidates and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, and the price of, any approved products. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any approved products. There also may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the relevant regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement policies may change and new policies may be adopted, and we cannot predict the likelihood, nature or extent of such changes or new policies, either in the United States or abroad. Our inability to obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our product candidates from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are other pharmaceutical and biotechnology companies that currently are pursuing the development of products for the treatment of COPD and other indications for which we are developing product candidates. Some of these products and therapies are based on scientific approaches that are similar to our approach, and others are based on entirely different approaches. For example, GSK is developing Mepolizumab, a monoclonal antibody to Interleukin 5 (IL-5) for the treatment of COPD. Potential competitors also include academic institutions, foreign government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Compared to us, many of our potential competitors may have significantly greater financial, technical and human resources providing a comparative advantage. As a result of these factors, our competitors may obtain regulatory approval of their products before we are able to, which may limit our ability to gain a share of the market for our product candidates, if approved. Our competitors may also develop drugs that are safer, more effective, more widely used and cheaper than ours, and may also be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidates obsolete or non-competitive before we can recover the expenses of our product candidates' development and commercialization.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors and fewer potential acquirers or collaboration partners, especially if potential acquirers or collaborators acquire companies with competitive products. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Product liability lawsuits against us could cause us to incur substantial liabilities and materially adversely impact our operations.

We face an inherent risk of product liability exposure related to the testing of our product candidates by us or our investigators in human clinical trials. We will face an even greater risk if one or more of our product candidates receives regulatory approval and we commercially sell our products. Product liability claims may be brought against us by study subjects enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product candidates or approved products. If we cannot successfully defend ourselves against claims that our product candidates or approved products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, for example:

▪	decreased demand for our product candidates and/or approved products;

▪	termination of clinical trial sites or entire trial programs;

▪	injury to our reputation and significant negative media attention;

▪	withdrawal of clinical trial subjects;

▪	significant costs to defend the related litigation;

▪	substantial monetary awards to clinical trial subjects or patients;

▪	loss of revenue;

▪	diversion of management and scientific resources from our business operations;

▪	the inability to commercialize our product candidates; and

▪	increased scrutiny and potential investigation by, among others, the FDA, the DOJ, the Office of Inspector General of the HHS, state attorneys general, members of Congress and the public.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our product liability insurance coverage may not be adequate to cover any and all liabilities that we may incur.

We currently do not have any clinical trials or drug manufacture in progress and as such hold no present product liability insurance policies. Product liability insurance was in place for all clinical trials completed with the products and will be in place before manufacturing commences and during the conduct of all clinical trials. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our product liability insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates, but we may be unable to obtain commercially reasonable product liability insurance for our product candidates, if approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Additionally, if any claims are brought against us, even if we are fully covered by insurance, we may suffer harm such as adverse publicity. We also could suffer diversion of attention of technical and management personnel and incur substantial costs in resolving disputes, including litigation, with our insurance provider regarding coverage.

Risks Related to Our Dependence on Third Parties

We rely, and will rely in the future, on third parties to conduct our pre-clinical studies and clinical trials. If these third parties do not appropriately carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We rely on third parties to monitor, manage data for, and execute our ongoing pre-clinical and clinical programs, and we control only some aspects of their activities. Because we have relied on third parties, our internal capacity to perform these functions is limited. We currently have a small number of employees, which limits the internal resources we have available to identify and monitor our third party providers. Nevertheless, we are responsible for ensuring that each of our pre-clinical studies and clinical trials are conducted in accordance with the applicable protocol and legal, regulatory and scientific requirements and standards, including, for example, Good Laboratory Practices, or GLP, the Animal Welfare Act and Good Clinical Practices, or GCP. Our reliance on third parties does not relieve us of our regulatory responsibilities. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the relevant regulatory authorities may require us to perform additional clinical trials in support of our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements. Failure to comply with these regulations may require us to repeat pre-clinical studies and clinical trials, which would delay the regulatory approval process.

The third parties conducting our pre-clinical studies and clinical trials are not our employees, and, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and pre-clinical programs. To the extent we are unable to identify and successfully manage the performance of third party service providers in the future, our business may be adversely affected. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, our pre-clinical studies and clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

If we lose our relationships with the third parties conducting our pre-clinical studies and clinical trials or providing other services to us, our drug development efforts could be delayed.

We rely on third parties for pre-clinical studies and clinical trials related to our drug development efforts. Our third party service providers conducting our pre-clinical studies and clinical trials generally have the right to terminate their agreements with us upon 90 days' notice for any reason and other service providers may terminate their agreement with us upon shorter notice. Generally, these agreements may also be terminated if we breach the agreement and such breach remains uncured, make a general assignment for the benefit of our creditors or if we are liquidated. Switching or adding additional third party service providers would involve additional cost and requires management time and focus. In addition, there is a natural transition period when a new service provider commences work and the new service provider may not provide the same type or level of services as the original provider. If any of our relationships with our third party service providers terminate, we may not be able to enter into arrangements with alternative service providers or to do so on commercially reasonable terms. Such transactions, if possible, may adversely impact our operations and financial performance.

We have no experience manufacturing our product candidates and have no manufacturing facility. We are dependent on third party manufacturers for the manufacture of our product candidates as well as on third parties for our supply chain, and if we experience problems with any such third parties, the manufacturing of our product candidates could be delayed.

We do not own or operate facilities for the manufacture of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on contract manufacturing organizations, or CMOs, for the manufacture and supply of our product candidates. To meet our projected needs for pre-clinical and clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we may work may need to increase the scale of production. If such CMOs are unable to satisfy our production needs, we will need to identify additional CMOs for continued production of supply for our product candidates. Although alternative third party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third party manufacturing sources on commercially reasonable terms, in a timely manner or at all, we may not be able to complete development of our product candidates, or market or distribute our product candidates.

We are also reliant on the third party manufacturers for regulatory compliance and quality assurance. A failure to synthesize and manufacture our product candidates or products eventually approved, if any, in accordance with our specifications, or the possibility of termination or nonrenewal of the agreement by the third party would be costly or damaging to us. In addition, the FDA and other regulatory authorities would require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of our product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of our product candidates. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for our product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure of outside supplies of our product candidates, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention of product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

Disruptions or delays in the supply of our product candidates would delay development of our product candidates and impair our ability to generate revenues from the sale of our products, if approved.

Any significant disruption in our supplier relationships could harm our business. Any significant delay in the supply of our product candidates or its key materials for an ongoing pre-clinical study or clinical trial could considerably delay completion of our pre-clinical study or clinical trial, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these key materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

We may elect to enter into licensing or collaboration agreements with respect to some or all of our product candidates in certain territories. Our dependence on such relationships may adversely affect our business.

Because we have limited resources, we may seek to enter into collaboration agreements with other pharmaceutical or biotechnology companies. Our commercialization strategy for our product candidates may depend on our ability to enter into agreements with collaborators to obtain assistance and funding for the development and potential commercialization of our product candidates in the territories in which we seek to partner. Despite our efforts, we may be unable to secure collaborative licensing or other arrangements that are necessary for us to further develop and commercialize our product candidates. Supporting diligence activities conducted by potential collaborators and negotiating the financial and other terms of a collaboration agreement are long and complex processes with uncertain results. Even if we are successful in entering into one or more collaboration agreements, collaborations may involve greater uncertainty for us, as we have less control over certain aspects of our collaborative programs than we do over our proprietary development and commercialization programs.

Any failure by our partners to perform their obligations or any decision by our partners to terminate these agreements could negatively impact our ability to successfully develop, obtain regulatory approvals for and commercialize our product candidates. In the event we grant exclusive rights to such partners, we could be precluded from potential commercialization of our product candidates within the territories in which we have a partner. In addition, any termination of our collaboration agreements will terminate any funding we may receive under the relevant collaboration agreement and may impair our ability to fund further development efforts and our progress in our development programs.

Further, our potential future collaborators may develop alternative products or pursue alternative technologies either on their own or in collaboration with others, including our competitors, and the priorities or focus of our collaborators may shift such that our product candidates receives less attention or resources than we would like, or they may be terminated altogether. Any such actions by our potential future collaborators may adversely affect our business prospects and ability to earn revenues. In addition, we could have disputes with our potential future collaborators, such as the interpretation of terms in our agreements. Any such disagreements could lead to delays in the development or commercialization of our product candidates or could result in time-consuming and expensive litigation or arbitration, which may not be resolved in our favor.

If our third party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials by our third party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing medical, radioactive and hazardous materials. Although we believe that our manufacturers' procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from such materials. As a result of any such contamination or injury we may incur liability or local, city, state or federal authorities may curtail the use of these materials, interrupting our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

Risks Related to Our Industry

Recently enacted and future legislation, including potentially unfavorable pricing regulations or other healthcare reform initiatives, may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

The regulations that govern, among other things, marketing approvals, coverage, pricing and reimbursement for new drug products vary widely from country to country. In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to successfully sell our product candidates, if we obtain marketing approval.

Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. While the legislation and Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, or the Affordable Care Act. These new laws and subsequent legislation may result in additional reductions in Medicare and other healthcare funding.

In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which has resulted in lower average selling prices. Furthermore, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for our product candidates in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in our product candidates even if our product candidates obtain marketing approval. Lower pricing in one territory may cause other territories to lower their prices, and so negatively impact our revenue and our ability to recoup our investments in product candidates.

In addition, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products and may increase our regulatory burdens and operating costs. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates may be.

Laws and regulations governing conduct of international operations may preclude us from developing, manufacturing and selling products outside of the United States and require us to develop and implement costly compliance programs.

As we seek to expand our operations outside of the United States, we must comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where we must rely on third parties.

The Foreign Corrupt Practices Act, or FCPA, prohibits any United States individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring such companies to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The Securities and Exchange Commission, or SEC, is involved with enforcement of the books and records provisions of the FCPA.

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain foreign nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. Our expanding presence outside of the United States will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling our product candidates outside of the United States, which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial penalties, including suspension or debarment from government contracting. Violation of the FCPA can result in significant civil and criminal penalties. Indictment alone under the FCPA can lead to suspension of the right to do business with the United States government until the pending claims are resolved. Conviction of a violation of the FCPA can result in long-term disqualification as a government contractor. The termination of a government contract or relationship as a result of our failure to satisfy any of our obligations under laws governing international business practices would have a negative impact on our operations and harm our reputation and ability to procure government contracts. Additionally, the SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA's accounting provisions.

Our relationships with customers and third party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which we would market, sell and distribute our products. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. Restrictions under applicable federal and state healthcare laws and regulations that may affect our operations and expose us to areas of risk including the following:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children's Health Insurance Program to report annually to HHS information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties are compliant with applicable healthcare laws and regulations will involve the expenditure of appropriate, and possibly significant, resources. Nonetheless, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.

Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary technology and products. We rely on trade secret, patent, copyright and trademark laws, and confidentiality and other agreements with employees and third parties, all of which offer only limited protection. The company's strategy is to obtain patent protection for chemical structures, pharmacokinetic profiles, timing of administration, dose strengths and drug combinations and secondarily seek to protect specific formulations, uses and administration regimens relating to our product candidates.

The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patents that issue, are highly uncertain. The steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside the United States. Further, the examination process may require us to narrow the claims of our pending patent application, which may limit the scope of patent protection that may be obtained if these applications issue. The rights that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected. It is also possible that we will fail to identify patentable aspects of inventions made in the course of our development and commercialization activities before it is too late to obtain patent protection on them.

With respect to patent rights, we do not know whether any of our patent applications will result in patents that effectively prevent others from commercializing competitive technologies and products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore we cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection of such inventions.

Our intellectual property portfolio is currently comprised of pending patent applications. If our pending patent applications fail to issue or fail to issue with a scope that is meaningful to our product candidates, or if issued, if our patents are found to be invalid, not enforceable or not infringed by competitor products, our business will be adversely affected.

Our pending patent applications may not result in issued patents in the United States or foreign jurisdictions in which such applications are pending. Our pending applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Even if a patent issues, it still may be challenged as to its inventorship, scope, validity or enforceability in the courts or patent offices in the United States and abroad. Such challenges may result in the loss of patent protection, the narrowing of claims in such patents or the invalidity or unenforceability of such patents, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and products. Protecting against the unauthorized use of our technology and other intellectual property rights is expensive, difficult and may in some cases not be possible. In some cases, it may be difficult or impossible to detect third party infringement or misappropriation of our intellectual property rights, even in relation to issued patent claims, and proving any such infringement may be even more difficult.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business.

While our product candidates are in pre-clinical studies and clinical trials, we believe that the use of our product candidates in these pre-clinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the United States, which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As our product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. There can be no assurance that our product candidates do not infringe other parties' patents or other proprietary rights, however, and competitors or other parties may assert that we infringe their proprietary rights in any event. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including interference or derivation proceedings before the United States Patent and Trademark Office, or USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue commercializing our product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Under certain circumstances, we could be forced, including by court order, to cease commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our current product candidates throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws and practices of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, novel formulations of existing drugs and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may in certain countries, particularly developing countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions into or within the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us in these jurisdictions.

Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

Our competitors may seek to market generic versions of any approved products by submitting abbreviated new drug applications to the FDA in which our competitors claim that our patents are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend or assert our patents, by means including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. To the extent that we have obtained or are able to obtain patents or other intellectual property rights in any foreign jurisdictions, it may be difficult for us to stop the infringement of our patents or the misappropriation of other intellectual property rights. For example, some foreign countries, including European Union countries, China, India and Japan, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of our patents. This could limit our potential revenue opportunities. In addition, many countries limit the availability of certain types of patent rights and enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. We may not prevail in any lawsuits that we initiate in these foreign countries and the damages or other remedies awarded, if any, may not be commercially meaningful.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and pre-clinical data and launch their product earlier than might otherwise be the case.

Changes in patent laws, including recent patent reform legislation, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Obtaining and enforcing patents in the pharmaceutical industry involve technological and legal complexity, and obtaining and enforcing pharmaceutical patents is costly, time-consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. For example, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents we may obtain in the future. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents once issued.

The Leahy-Smith America Invents Act, or the Leahy-Smith Act, as adopted in September 2011, includes provisions that affect the way patent applications will be prosecuted and that may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 from a "first to invent" system to a "first to file" system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-parties review or interference proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate patent rights, which could adversely affect our competitive position.

The USPTO recently has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. There are some situations in which noncompliance cannot be cured and result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction, including, but are not limited to, any failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patent applications and patents, if issued, covering our product candidates, our competitive position would be adversely affected.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have a material adverse effect on the success of our business.

Competitors may infringe our patents, once issued, or misappropriate or otherwise violate our intellectual property rights. To counter infringement or unauthorized use, litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of our own intellectual property rights or the proprietary rights of others. Also, third parties may initiate legal proceedings against us to challenge the validity or scope of intellectual property rights we own or control. These proceedings can be expensive and time consuming. Many of our potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, in an infringement proceeding, a court may decide that a patent owned or controlled by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our securities.

We may be subject to claims by third parties asserting that we have misappropriated their intellectual property through our employees and advisory board members.

Some of our employees and advisory board members are or were previously employed or affiliated with universities or at other biotechnology or pharmaceutical companies, including our potential competitors. Some of these employees and advisory board members executed proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment or affiliation. Although we try to ensure that our employees and advisory board members do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees or advisory board members have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

▪	others may be able to make compounds or formulations of our product candidates that are similar to our product candidates' formulations but that are not covered by the claims of the patents that we own or control;

▪	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

▪	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and

▪	we may not develop additional proprietary technologies that are patentable.

Risks Related to Employee Matters, Managing Growth and Becoming a Public Company

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, to provide accurate information to the FDA or comparable foreign regulatory authorities, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, and to report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have a code of conduct and ethics for our directors, officers and employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2015, we had two full-time employees. As our development and commercialization plans and strategies develop, or as a result of any future acquisitions, we will need additional managerial, operational, sales, marketing, financial and other resources. In addition, it may become more cost effective to bring in house certain resources currently outsourced to consultants and other third parties. Our management, personnel and systems currently in place may not be adequate to support our future growth. Future growth would impose significant added responsibilities on members of management, including:

▪	managing our clinical trials effectively;

▪	identifying, recruiting, maintaining, motivating and integrating additional employees;

▪	managing our internal development efforts effectively while complying with our contractual obligations to any licensors, licensees, contractors and other third parties;

▪	improving our managerial, development, operational and finance systems; and

▪	expanding our facilities.

As our operations expand, we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to commercialize our product candidates, if approved, and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to manage our development efforts and clinical trials effectively and hire, train and integrate additional management, administrative and sales and marketing personnel. Our failure to accomplish any of these tasks could prevent us from successfully growing our company.

Our future success depends on our ability to retain our executive officers and to attract, retain and motivate qualified personnel.

We are highly dependent upon Dr. Phillip Comans, our President and Chief Executive Officer and Kevin Lynn, our Vice President of Finance [or CFO]. The employment agreements we have with the persons named above do not prevent such persons from terminating their employment with us at any time. Although we currently do not maintain "key person" insurance for any of our executives or other employees, we intend to obtain this insurance following this offering. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

If we are unable to attract and retain highly qualified employees, and other personnel, advisors and consultants with scientific, technical and managerial expertise, we may not be able to grow effectively.

Our future growth and success depend on our ability to recruit, retain, manage and motivate our employees, consultants and other third parties. The loss of any member of our senior management team or the inability to hire or retain experienced management personnel could compromise our ability to execute our business plan and harm our operating results.

Because of the specialized scientific and managerial nature of our business, we rely heavily on our ability to attract and retain qualified scientific, technical and managerial personnel, advisors and consultants. The competition for qualified personnel in the pharmaceutical field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business.

We may acquire other assets or businesses, or form collaborations or make investments in other companies or technologies that could harm our operating results, dilute our stockholders' ownership, increase our debt or cause us to incur significant expense.

As part of our business strategy, we may pursue acquisitions of assets, including pre-clinical, clinical or commercial stage products or product candidates, or businesses, or strategic alliances and collaborations, to expand our existing technologies and operations. We may not identify or complete these transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a detrimental effect on our financial condition, results of operations and cash flows. We have limited experience with acquiring other companies, products or product candidates, and limited experience with forming strategic alliances and collaborations. We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith. Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business. We may not be able to find suitable strategic alliance or collaboration partners or identify other investment opportunities, and we may experience losses related to any such investments.

To finance any acquisitions or collaborations, we may choose to issue debt or equity securities as consideration. Any such issuance of securities would dilute the ownership of our stockholders. If the price of our common stock is low or volatile, we may not be able to acquire other assets or companies or fund a transaction using our stock as consideration. Alternatively, it may be necessary for us to raise additional funds for acquisitions through public or private financings. Additional funds may not be available on terms that are favorable to us, or at all.

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding subjects enrolled in our clinical trials. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Business disruptions could seriously harm our future revenues and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption, as we do not carry insurance to cover such risks.

Risks Related to Ownership of Our Securities

We do not know whether an active, liquid and orderly trading market will develop for our securities or what the market price of our securities will be and as a result it may be difficult for you to sell your shares of common stock.

There is currently no market for our securities. Although we expect to conduct an initial public offering our stock within the next several months, an active trading market for our securities may never develop or be sustained. As a result of these and other factors, should you purchase shares of our common stock from current shareholders, you may be unable to resell our common stock. The lack of an active market may impair your ability to sell those securities at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your securities. Further, an inactive market may also impair our ability to raise capital by selling securities and may impair our ability to enter into collaborations or acquire companies or products by using our securities as consideration.

Insiders have substantial influence over us and could delay or prevent a change in corporate control.

Our executive officers and directors collectively beneficially owned approximately 30% of our voting stock. This concentration of ownership could harm the market price of our securities by:

▪	limiting the volume of active trading;

▪	delaying, deferring or preventing a change in control of our company;

▪	impeding a merger, consolidation, takeover or other business combination involving our company; or

▪	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their securities, and might negatively affect the prevailing market price for our securities.

We are an "emerging growth company" and we intend to take advantage of reduced disclosure and governance requirements applicable to emerging growth companies, which could result in our securities being less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete this offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of June 30 in any year before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of United States generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our securities.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Commencing with our annual report on Form 10-K for the year ending December 31, 2015, we will be required, under Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404(b) of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our securities could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Upon consummation of this offering, we will become subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an "emerging growth company." We will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Protection Act, as well as rules adopted, and to be adopted, by the SEC. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We estimate that we will incur approximately $500,000 in incremental costs per year associated with being a publicly traded company, although it is possible that our actual incremental costs will be higher than we currently estimate. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our securities will be your sole source of gain for the foreseeable future.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, will result in additional dilution of the percentage ownership of our stockholders and could cause our trading price to fall if and when an established trading market exists for our securities.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of equity or equity-linked securities, together with the exercise of stock options and warrants granted in the future and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Our Board of Directors and stockholders also have adopted a 2015 Stock Incentive Plan reserving for issuance 5,000,000 shares of our common stock for stock-based awards. Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our securities if and when we have an established trading market for our shares of common stock .

If there is significant downward pressure on the price of our common stock, it may encourage shareholders to sell shares by means of short sales or otherwise. Short sales involve the sale, usually with a future delivery date, of common stock the seller does not own. Covered short sales are sales made in an amount not greater than the number of shares subject to the short seller's right to acquire common stock, such as upon exercise of warrants. A holder of warrants may close out any covered short position by exercising all, or a portion, of its warrants, or by purchasing shares in the open market. In determining the source of shares to close out the covered short position, a holder of warrants will likely consider, among other things, the price of common stock available for purchase in the open market as compared to the exercise price of the warrants. The existence of a significant number of short sales generally causes the price of common stock to decline, in part because it indicates that a number of market participants are taking a position that will be profitable only if the price of the common stock declines.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and bylaws that will become effective in connection with consummation of this offering, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:

▪	permit our Board of Directors to issue up to ten million shares of preferred stock, with any rights, preferences and privileges as it may designate;

▪	provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

▪	establish a classified Board of Directors such that only one of three classes of directors is elected each year;

▪	provide that directors can only be removed for cause;

▪	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder's notice;

▪	require that the amendment of certain provisions of our certificate of incorporation and bylaws relating to anti-takeover measures may only be approved by a vote of 75% of our outstanding capital stock;

▪	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election; and

▪	provide that special meetings of our stockholders may be called only by the president or a majority of the Board of Directors.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors, who are responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our management controls a substantial percentage of our stock and therefore has the ability to exercise substantial control over our affairs.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

We have entered into a virtual office lease agreement with Regus at 888 Prospect Street, La Jolla, CA 92037 at a monthly cost of $299 that is leased on a monthly basis. We believe that our facilities are adequate for our needs and that additional space is readily available should we need it.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending legal proceedings against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is not currently trading on any stock exchange and is not it quoted on any quotation system or traded in any other manner in the public markets. We are not aware of any market activity in our stock since inception through the date of this filing.

Holders

There are 67 record holders of 9,561,211 shares of our common stock.

Dividends

We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends if any, on the common stock will rest solely within the discretion of the Board of Directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. We have not paid or declared any dividends upon our common stock since inception.

Securities Authorized for Issuance Under Equity Compensation Plans

We have a 2015 Stock Incentive Plan that authorizes the issuance of up to 5,000,000 shares of our common stock for stock-based awards. No awards of shares of our common stock have been made under the 2015 Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is derived from the Financial Statements of Mariposa Australia and the related notes thereto which are included as exhibits to this current report. The following information and discussion should be read in conjunction with such Financial Statements and notes. Additionally, this Management’s Discussion and Analysis or Plan of Operation constitutes forward-looking statements. We encourage you to review our “Cautionary Note Regarding Forward-Looking Statements” at the front of this current report, and our “Risk Factors” set forth above.

Overview

We were formed in June 2014 to pursue a business combination. On December 8, 2014 our sole shareholder, Richard Chiang, entered into the Purchase Agreement with Expert Capital Investments Limited which acquired all our issued and outstanding shares of our common stock, elected a new Board of Directors and appointed new management. On June 17, 2015, we entered into the Purchase Agreement with Mariposa Australia. Following the Purchase, we changed our name to “Mariposa Health, Inc." Mariposa Australia was formed in 2008 and is an Australian unlisted public company meaning that under the Corporations Act 2001 of Australia it is able to sell to an unlimited number of shareholders but is not listed on the Australian Stock Exchange. Mariposa Australia is a clinical stage biotech company formed in 2003 that started with a single piece of intellectual property for staph-associated snoring and sleep disturbances and built its portfolio through acquisition, re-positioning in the fields of COPD and asthma. On June 7, 2015 we entered into the License Agreement with Shanxi Kangbao Biological Product Co., Ltd. under which we granted to Shanxi an exclusive license to manufacture, trial, produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in in China, Taiwan, Macao and Hong Kong in return for (i) milestone payments of up to AUD$8,291,818.96 (USD$6,440,497.85), of which the first payment of AUD$1,242,327.27 (USD$964,723.29) will be made seven days from execution of the License Agreement, and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong.

After the Purchase, we succeeded to the business of Mariposa Australia as our sole line of business.

Included in this Form 10-K filing are the audited consolidated financial statements of Mariposa US, as of June 30, 2015 and 2014.

The following is a discussion of (i) our results of operations and financial condition for the year ended June 30, 2015 as compared to the year ended June 30, 2014; (ii) our liquidity and capital resources; (iii) off-balance sheet arrangements and (iv) critical accounting policies.

Fiscal Year

Our fiscal year ends on June 30 which is the fiscal year of our predecessor entity. Reference in this Annual Report on Form 10-K to a fiscal year is reference to the fiscal year ended June 30. For example, references to fiscal 2015 refers to the fiscal year ended June 30, 2015.

For the fiscal years ended June 30, 2015 and 2014

Mariposa Health Inc. and Subsidiary

Result of Operations:

Note: The following discussion and analysis is in US Dollars rather than Australian Dollars unless indicated otherwise.

Revenue

We have not yet generated any product revenue and may never do so. Our future revenues may be generated primarily through license agreements. The terms of these agreements may include payment to us of upfront license fees, milestone payments, research and development cost sharing and royalties. We will seek to generate revenue from product sales and from future collaborative or strategic relationships. In the future, we expect any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing and amount of payments received and expenses incurred under future collaborations or strategic relationships, if consummated, and the amount and timing of payments we receive upon the sale of our drug candidates, to the extent any are successfully commercialized.

Critical Accounting Policies

The preparation of consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in conformity with generally accepted accounting principles (‘GAAP’) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relies on historical experience and on other assumptions we to be reasonable under the circumstances in making our judgment and estimates. Actual results could differ from those estimates. The Company considers their critical accounting policies to be those that are complex and those that require significant judgments and estimates, including the following: recognition of revenue, capitalization of development costs, foreign currency translation and income taxes.

Principles of Consolidation and Reporting

The Company presents its financial statements in accordance with GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mariposa Australia. All significant intercompany transactions and balances have been eliminated upon consolidation.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional is the Australian dollar and its reporting currency is the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the current rate method as noted under Accounting Standard Codification (“ASC”) 830. Under this standard all assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). All revenues, expenses, gains and losses are converted from the functional currency to the reporting currency using weighted-average exchange rates for the periods presented. The foreign currency exchange gain or loss translation is recognized in the consolidated statement of operations. The resulting translation adjustments are reported under accumulated other comprehensive income as a component of stockholders’ deficit.

Revenue Recognition

Revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Intangible Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The Company assesses the fair value of the assets based on the amount of the undiscounted future cash flow that the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset, plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying value of the group of assets to comparable market values, when available and appropriate, or to its estimated fair value based on a discounted cash flow approach, with the corresponding impairment loss reflected in the consolidated statement of operations.

Intangible assets, such as purchased technology, are generally recorded in connection with a business or an asset acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure. In the second quarter of fiscal year 2015, the Company performed an impairment analysis on the carrying value of its intangible assets and determined that there was no impairment.

Goodwill and indefinite-lived assets are not amortized, but are reviewed for impairment annually at the end of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Purchased technology and other intangible assets, such as patents, are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 1 to 15 years using the straight-line method.

Patents and trademarks are recognized at cost of acquisition only when it is probable that the products they relate to will generate future economic benefits, and the cost of the patent can be reassured reliably. Patents and trademarks that are recognized at cost, have a finite life and are carried at cost less any accumulated amortization and any impairment losses. Patents and trademarks are amortized over their useful life.

Research and Development

Research expenditures are recognized as an expense as those costs are incurred. Costs incurred on development projects (relating to the design and testing of new or improved products) are recognized as an expense as those costs are incurred, up through the date that the project will achieve technological feasibility, be completed and generate future economic benefits and its costs can be measured reliably. At that time, the costs will be capitalized and reflected as an intangible asset.

Segment Reporting

Management treats the operation of the Company as one segment being pharmaceutical research and development activities in Australia and Japan.

New Accounting Pronouncements

During August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")". The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has elected early implementation, as permitted by the standard, for the year ended June 30, 2015. All development stage language disclosures and amounts have been removed as a result of the adoption of ASU 2014-10.

In November 2014, FASB issued ASU 2014-17, “Business Combinations: Pushdown Accounting”. This ASU amended the Business Combination Accounting Standards Codification to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The Company’s adoption of FASB ASU No. 2013-17 effective November 14, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Comparison of the Years Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the year ended June 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

MARIPOSA HEALTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014 IN US$

	June 30, 2015	June 30, 2014

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses

Research and development	189,709	260,928
Depreciation and amortization	63,427	69,793
Compensation, directors and officers	336,970	226,468
General and administration expenses	635,977	114,036
Total operating expenses	1,226,083	671,225

Loss from operations	(1,226,083)	(671,225)

Other Income (Expense)
Interest expense, net of interest income	(77,262)	(110,205)
Total Other Income (Expense)	(77,262)	(110,205)

Loss from operations before income taxes	(1,303,345)	(781,430)

Provision for income taxes	-	-

Net loss	(1,303,345)	(781,430)
Other comprehensive (loss) income
Foreign currency translation	156,409	(81,838)

Comprehensive loss	$(1,146,936)	$(863,268)

Comparison of years ended June 30, 2015 and June 30, 2014

Results of Operations

Operating Expenses. We generally recognize our operating expenses as we incur them in four general operational categories: research and development, depreciation and amortization, clinical and regulatory, director fees and salaries, and general and administration. From time to time we receive grants from institutions or agencies to help fund the some of the cost of our development efforts. We record these grants as offsets to the costs as they are incurred to complete the related work.

•	Research and development expenses consist primarily of employee compensation and consulting costs related to the design, development, and enhancements of our current and potential future products, offset by grant revenue received in support of specific research projects. We expense our research and development costs as they are incurred. We expect research and development expenses to increase in the future as we pursue further enhancements of our existing product and develop technology for our potential future products, TA-270 and HI-164OV. We also expect to receive additional grants in the future that will be offset primarily against research and development costs.

Research and development expenses decreased $71,219 or 27%, as the Company was concentrating on patent maintenance. Mariposa US expects research and development costs to increase in the future as the Company pursues further enhancements of our existing product and develop technology for our potential future TA-270 and HI-164OV products.

•	Depreciation and amortization expenses consist of the amortization expense related to TA-270. TA-270 was acquired through the acquisition of Mariposa Australia on June 17, 2015. We expect to amortize it over 10 years. In the financial year ended June 30, 2015, the Company did not purchase additional property, plant, equipment or intangible assets.

Depreciation and amortization expenses increased $6,366 or 9%, due to the fluctuation of exchange rate between the U.S. dollars and Australian dollars.

•	Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies. We expect clinical and regulatory expenses to increase substantially as we assess the safety and efficacy of enhancements to TA-270 and HI-164OV products, seek to expand the indications for the TA-270 and HI-164OV and prepare to initiate clinical studies of potential future products.

There were no clinical and regulatory costs during the period. The Company expects clinical and regulatory costs to increase in the future as we conduct clinical trials to assess possible enhancements to our existing products, and assess the safety and efficacy of our current products.

•	Compensation, directors and officers consist primarily of the fees and salaries the Company paid to directors and officers.

Director fee and salary expenses increased $110,502 or 49%, due to the fees and salaries paid and accrued from the acquisition date to the end of the financial year.

•	General and administrative expenses consist primarily of salaries and related expenses for executive, legal, finance, human resources, information technology and administrative personnel, as well as recruiting and professional fees, patent filing costs, insurance costs and other general corporate expenses, including rent. We expect general and administrative expenses to increase as we add personnel and incur additional costs related to the growth of our business and operation as a public company.

General and administrative expenses increased $521,940 or 458%, due to corporate development and activity associated with seeking a listing in the US and activity associated with the acquisition of Mariposa Australia and its subsidiary. After Mariposa US becomes a listed company, we expect our general and administrative costs to increase as Mariposa US incurs the additional costs of being a listed company, including higher legal, accounting, insurance, exchange listing, and other costs.

Interest expense, net of interest income. Our interest expense, net of interest income is primarily of interest expenses associated with the Company’s two convertible notes and one promissory note.

Interest expense, net of interest income decreased $32,943, or 30%, due to the conversion of debts ($281,796) to equity on May 6, 2015.

Net loss. Net loss was $ 1,303,345 for the year ended June 30, 2015, as compared to $781,430 for the year ended June 30, 2014.

Liquidity and Capital Resources

MARIPOSA HEALTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014 IN US$

	June 30, 2015	June 30, 2014

Net loss from operations	$(1,303,345)	$(781,430)

Adjustments to reconcile net loss to net cash used in operating activities:	63,427	69,793
Depreciation and amortization	317,261	-
Other non-cash consulting expenses
(Increase) decrease in assets:	(815)	(5,214)
Other current assets
Increase (decrease) in current liabilities:

Accounts payable and accrued expenses	222,282	397,001
Net cash generated in operating activities	(701,190)	(319,850)

Cash flows from investing activities
Acquisition of Hunter Immunology Pty Ltd	-	(156,985)
Net cash used in investing activities	-	(156,985)

Cash flows from financing activities
Proceeds from borrowings	377,713	51,196
Proceeds from issuance of shares	346,798	432,583
Net cash provided by financing activities	724,511	483,779

Effect of exchange rate changes	49,311	(3,528)

Net increase in cash	72,632	3,415
Cash at the beginning of the period	4,413	997
Cash at the end of the period	$77,045	$4,413

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Payment of Directors Fees	$757,956	$-
Repayment of Directors Loans	620,196	-
Conversion of Convertible Note to Shares	458,408	-
Issuance of Shares for Payments for Operations	783,088	25,903
Issuance of Shares for acquisition of Subsidiary	-	291,525
Warrants Issued with Promissory Note	25,080	-

Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Mariposa Australia has experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities. As a result, our independent registered auditor, in its report on our June 30, 2015 and 2014 consolidated financial statements, has raised doubt about our ability to continue as a going concern (see “Going Concern” below).

We are planning an initial public offering of our common stock and intend to use the proceeds from such offering to invest in our business to develop current product and gain approvals for additional clinical trials.

We had operating losses from inception. Operations were funded primarily from the issuance of shares and borrowings. Additionally, key executives took shares in lieu of cash. We entered into a Convertible Note Deed (the "Convertible Note") dated September 29, 2010 with PT Soho Industri Pharmaci in the principal amount of AUD 750,000 that bears interest at 6% per annum and had a maturity date of September 28, 2013 that was amended and replaced by an Unsecured Loan Deed dated May 6, 2015. Soho agreed to amend and replace the Convertible Note. The noteholder has converted 60% of the debt to equity in the Company at the time of the Purchase and, assuming a minimum listing price, has agreed to convert the balance AUD $368,204 (USD $281,796) to equity in Mariposa US upon Mariposa Australia listing on a recognized exchange. In addition, Mariposa Australia also executed a Convertible Note on January 28, 2015 with Lyndcote Super Pty Ltd for a loan in the principal amount of AUD $100,000 (USD $76,890) with interest at 15% per annum, with a maturity date of June 30, 2018. See "Certain Relationships and Related Transactions" below.

On June 7, 2015 we entered into the License Agreement with Shanxi Kangbao Biological Product Co., Ltd. under which we granted to Shanxi an exclusive license to manufacture, trial, ,produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in in China, Taiwan, Macao and Hong Kong in return for (i) milestone payments of up to AUD$8,291,819 (USD$6,440,498), of which the first payment of AUD$1,242,327 (USD$964,723) will be made seven days from execution of the License Agreement, and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong.

On June 17, 2015 following the execution of the SPA, we obtained a bridge loan that allows us to draw down as much as $500,000 from PTS, Inc. for which we issued a promissory note with a maturity date of October 15, 2015 bearing interest of 10% per annum. We issued a warrant that is exercisable for five years at an exercise price equal to $0.001 per share to allow PTS, Inc. to receive up to 400,000 shares of our common stock depending on the amount of the $500,000 which we borrow. The foregoing description of the Note does not purport to be complete and is qualified in its entirety by reference to the Note which is filed as exhibits 10.8 to this Current Report on Form 8-K. See "Certain Relationships and Related Transactions" below.

Operating Activities.

During the year ended June 30, 2015, we used $701,189, cash in operating activities, consisting primarily of a net loss of $1,303,345, offset by increase in trade and other payables $222,283, increase in other receivables $815, depreciation and amortization of intellectual property $63,427, and other non-cash operating expenses $317,261. This compares to the year ended June 30, 2014, when we used $319,850 cash in operating activities, consisting primarily of a net loss of $781,430, offset by increase in trade and other payables $397,001, increase in other receivables $5,214, and depreciation and amortization of intellectual property $69,793. The increase in cash used in operations was mainly due to due to corporate development and activity associated with seeking a U.S, listing and activities associated with TA-270 and HI-164OV.

Financing Activities:

Financing activities provided $724,511 of cash in 2015, including $346,798 from the issuance of common stock to new and existing investors and $377,713 from borrowings. In 2014, financing activities provided $483,778 of cash, including $432,583 from the issuance of common stock to new and existing investors and $51,196 from borrowings.

Investing Activities.

Investing activities in the year ended June 30, 2015 was $0. In 2014, we spent $156,985 on the acquisition of the intellectual property of Hunter Immunology Pty Ltd. We use our cash, money market funds and working capital to fund its investing activities.

Funding for the business has come primarily through the issuance of equity and convertible debt, and grants from private institutions and government agencies. Over the next few years, we intend to invest in (1) research and development to advance our existing products and develop next generation products, and (2) clinical and regulatory efforts for our existing product and to assess the feasibility of future products. Additionally, after the completion of the proposed public offering, we expect that our general and administrative expenses will increase as we incur the substantial incremental costs associated with being a public company. There can be no assurance that we will be successful in doing so. The proceeds from this proposed public offering may not be sufficient to finance the company beyond the next 18 to 24 months and we will need to raise additional capital, but there can be no assurances that we will be successful in doing so.

We believe that additional capital will be required and be provided through additional financings, however, we cannot assure you that it can secure additional equity or debt financings at acceptable prices to maintain projected operating levels. Our failure to obtain necessary financing, or reduce expenses could impair our ability to stay in business.

Going Concern

The consolidated financial statements have been prepared assuming that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended June 30, 2015 and 2014, we had a net loss of $1,303,345 and $781,430 and net cash used in operating activities of $701,190 and $319,850.

We continue to enact measures to address liquidity, working capital and operating concerns including issuance of capital stock for cash, and repayment of loans, fees and expenses as well as executing new debt financing arrangements, as further described in Note 9 to the consolidated financial statements.

Our ability to continue as a going concern is therefore dependent on the continued forbearance of our creditors and the ability of the Directors to raise additional capital. We are confident that creditors will continue to provide extended credit and that we will be able to successfully complete further capital raising initiatives. Accordingly, our continuation as a going concern is dependent upon our ability to be able to obtain the continued forbearance of our creditors and our capital raising initiatives.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during year ended June 30, 2015 and 2014.

Contractual Obligations

We had no contractual obligations as of June 30, 2015.

Tax Loss Carryforwards

At June 30, 2015, we had a net operating loss carry forward in the amount of approximately $126,362 available to offset future taxable income through 2035. We established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data required with respect to this Item 8, and as identified in Item 14 of this annual report, are included in this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of the our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our President and Chief Financial Officer concluded as of June 30, 2015 that our disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2014, our management, with the participation of our President and Chief Financial Officer, concluded that our internal control over financial reporting were effective as of June 30, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Attached as exhibits to this Form 10-K are certifications of President ("CEO") and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO/CFO, does not expect that the Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current Board of Directors (the “Board”) consists of three members. The current Board consists of three members. Because directors, Messrs. Comans and Lynn, are employees of the Company, they cannot be considered independent under the independence standards of the NYSE. Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the year 2016 for the Class I directors, 2017 for the Class II directors and 2018 for the Class III directors. Officers are elected by the Board of Directors and serve at the discretion of the Board.

Below is a list of names, ages and positions, and a brief account of the business experience, of the individuals who are serving as our executive officers and directors:

Name	Age	Position
Phillip Comans	57	President and Chief Executive Officer; Chairman of the Board.
Kevin Lynn	53	Director and Chief Financial Officer
Margaret Bridges	49	Director

Dr. Phillip Comans is the founder of Mariposa Australia and has served as its Managing Director since 2008. From 2003 to 2008 Dr. Comans was founder and CEO of Hunter Immunology, an Australian biotech company that as of February 24, 2014 became a wholly-owned subsidiary of Mariposa. Prior to founding Hunter Immunology, Dr. Comans was a consultant to pharmaceutical and biomedical companies on government pricing, PBS listing and product development, and worked in Switzerland and Australia with Novartis and its predecessor, Ciba-Geigy, involved in product planning, product management, obtaining approvals from the FDA and the EU for new drugs, regulatory affairs, medical communication, health economics and pricing. Dr. Comans holds the following degrees: University of Queensland BSc (1981), Australian National University, Neuroscience, PhD (1986) and Henley, UK, MBA (1994). On the basis of his scientific expertise and executive experience with pharmaceutical companies we believe that Dr. Comans is qualified to be Chairman of our Board of Directors and our CEO.

Kevin Lynn has since August 2001 served as CFO of several companies listed on the Australian Stock Exchange, including Hill End Gold, a gold mining company, and Silver Mines Limited, a silver mining company, as well as Granite Power Limited, an unlisted public company involved in renewable energy. Using his chartered accountant training and over 30 years of public sector experience, Mr Lynn also has consulted or filled the roles of Director, CFO, Secretary and advisor for private companies seeking listing on the Australian Stock Exchange and Plus (UK) markets. Immediately prior to serving as CFO of the Company, Mr. Lynn since May 2006 was Company Secretary and CFO of Hunter Immunology. Mr. Lynn received his Bachelor of Business (Accounting and Finance) from Curtin University in Perth, Western Australia in 1985 and became a chartered accountant in 1989. Mr. Lynn also received a Masters of Applied Finance (FINSIA) in March 2002. In light of the many years of experience that Kevin Lynn has a chartered accountant and an advisor to emerging companies that desire to go public we believe that he has the appropriate expertise to be a member of our Board of Directors.

Margaret Bridges has since April 2007 been Managing Principal of Strategy-Matters International Pty Ltd, a professional services firm she co-founded that offers advisory, consulting and training professional services to a range of industries, including biotech, on corporate, finance and strategy matters, and since January 2011 Executive Director of Strategy-Matters (Myanmar), a firm involved in establishing businesses in a Southeast Asia. In her role with Strategy-Matters International Margaret Bridges has advised Ministries of Health for Australia, Myanmar and Botswana as well as the pharma companies Merck China, Nippon Boeringher Ingelheim and SOHO Group. Margaret Bridges has a bachelor’s degree in electronic engineering (BEng) from Curtin University in Western Australia in 1987 and completed her thesis in speech recognition. We believe that the experience that Margaret Bridges has in international business and biotech companies in particular makes her qualified to serve as a member of our Board of Directors.

Corporate Governance

Audit, Nominating and Compensation Committees

Our Board of Directors does not have standing audit, nominating or compensation committees, and our Board of Directors performs the functions that would otherwise be delegated to such committees. Currently, our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances. However, we anticipate that our Board of Directors will seek qualified independent directors to serve on the Board and ultimately form standing audit, nominating and compensation committees.

Board of Director’s Role in Risk Oversight

The Board is responsible for overseeing our management and operations, including overseeing our risk assessment and risk management functions. We believe that our directors provide effective oversight of risk management functions. On a regular basis we perform a risk review wherein the management team evaluates the risks we expect to face in the upcoming year and over a longer term horizon. From this risk assessment plans are developed to deal with the risks identified. The results of this risk assessment are provided to the Board for their consideration and review. In addition members of our management periodically present to the Board the strategies, issues and plans for the areas of our business for which they are responsible. While the Board oversees risk management, our management is responsible for day-to-day risk management processes. Additionally, the Board requires that management raise exceptional issues to the Board. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that the Board leadership structure supports this approach.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. A copy of our Code of Business Conduct and Ethics is available on our website at www.mariposahealth.com and print copies are available to any stockholder that requests a copy. Any amendment to the Code of Business Conduct and Ethics or any waiver of the Code of Business Conduct and Ethics will be disclosed on our website at www.mariposahealth.com promptly following the date of such amendment or waiver.

Board Leadership Structure

The Board has no set policy with respect to the separation of the offices of Chairman and the Chief Executive Officer. Currently, Dr. Comans serves as our Chairman and as our Chief Executive Officer. There are currently no lead independent directors serving on the Board.

Our Board leadership structure is commonly utilized by other public emerging growth companies in the United States, and we believe that it is effective for us. This leadership structure is appropriate for us given the size and scope of our business, the experience and active involvement of our independent director, and our corporate governance practices, which include regular communication with and interaction between and among the Chief Executive Officer and the independent director. Of the three members of our Board, one is independent from management. At this time, we believe that not having a separate Chairman and Chief Executive Officer provides the best form of leadership for us.

Meetings of the Board of Directors

In 2014, our Board of Directors and acted by unanimous written consent four times. The Board of Directors has determined that Margaret Bridges is independent within the meaning of Section 10A and Rule 10A-3 of the Exchange Act. The Company does not have a formal policy regarding attendance by members of the board of directors at our annual meetings of stockholders since we did not hold an annual meeting in 2014.

Shareholders may contact our Board of Directors by mail addressed to the entire board of directors, or to one or more individual directors, at 888 Prospect Avenue, La Jolla, California, 92037, Attn: CFO. All communications directed to our board of directors or individual directors in this manner will be relayed to the intended recipients.

We do not have a separate nominating committee and do not believe that such a committee is required at this time given our emphasis on research and development rather than active revenue generating business and our limited shareholder base.

Directors' Fees

We paid Margaret Bridges $33,484 compensation for her services as a director in 2015.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended June 30, 2015, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation of the executive officers has been determined by Dr. Comans. We do not have a Compensation Committee at this time.

Compensation Philosophy

Dr. Comans has established compensation of executive officers based upon the following criteria:

(i)	Competitive base salary;

(ii)	Granting stock awards as a portion of the total compensation, which vest over a certain number of years; and

(iii)	Granting performance-based bonuses either in cash or common stock.

Dr. Comans believes that executive compensation should be designed to allow us to attract, motivate and retain executives of a high caliber to permit us to remain competitive in our industry. We desire to maintain for now a uniformity of base salary compensation in light of the contributions each of the two principal executives has either made, or is expected to make, to our ability to remain in business and achieve the level of success that we have reached in meeting scientific results, primarily to date the vaccines in our portfolio. We take into account the compensation paid at similarly situated companies, both within and outside of our industry, when determining executive compensation. We believe that by granting shares of our common stock to our executives, which vest over a certain number of years, we will be able to encourage executives to remain with us.

Additionally, individual performance of the executive is considered as a factor in determining executive compensation, as well as the overall performance of the Company, which, since we are pre-revenue and primarily involved in research and development, includes, but is not limited to, fund raising and meeting our business plan milestones on time and within budget, including successful conclusion of strategic partner agreements and achieving the regulatory approvals to commercialize our drugs, rather than earnings, revenue growth, cash flow and earnings per share which would be more typical for a company generating revenues and earnings. Dr. Comans also uses subjective criteria he deems relevant in his reasonable discretion.

The following table sets forth the cash and non-cash compensation we paid for services rendered during the fiscal years ended June 30, 2013, June 30, 2014 and June 30, 2015, to our current President and Chief Financial Officer. None of our executive officers received compensation in excess of $100,000 in 2013 and 2014, and, therefore, Dr. Comans is the only executive officer whose compensation is included in the following table (the “Named Executive Officers”), for all three years and Mr. Lynn for 2015 pursuant to SEC regulations.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Long-Term Compensation	All Other Compensation

Dr. Phillip Comans,	2015	$137,826	–	–	$136,826
President and Chief	2014	$135,634	–	–	$135,634
Executive Officer	2013	$98,636	–	–	$98,636
Mr. Kevin Lynn,	2015	$122,512	–	–	$122,512
Director and Chief	2014	-	–	–	-
Executive Officer	2013	-	–	–	-

Employment and Other Agreements

Employment Agreements

We entered into executive employment agreements with two of our executive officers: The employment agreements with Dr. Comans and Kevin Lynn, each of which have a term of five years, are terminable during the term with or without cause. The employment agreements are terminable by the executives for “good reason”, including a material breach of the employment agreement not cured within 15 days. Upon termination for “good reason” by the executive or by the company without cause, each executive would receive a lump sum severance payment of $150,000. For the fiscal year ending June 30, 2014, the annualized salaries are $300,000 and $200,000, respectively, and each of the employees is eligible for a bonus defined in management by objective plans for each executive for achieving certain performance targets.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 10, 2015, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 9,561,211 shares outstanding, provided, however, that pursuant to the SEC rules for determining beneficial ownership, shares of common stock exercisable under warrants or options or which are receivable by a holder upon the conversion of any convertible securities, are used in the computation of beneficial ownership, but only with respect to that stockholder. The address of each of the directors and executive officers listed below is c/o the Company.

Name and Address	Amount and Nature of Beneficial Ownership (1)		Percentage of Outstanding Shares Owned (1)

Dr. Phillip Comans , Unit 6, 61 Avalon Parade, Avalon Beach, NSW, 2107	1,530,011	(1)	16.0%

Dr. Phillip Comans, Unit 6, 61 Avalon Parade, Avalon Beach, NSW, 2107	292,165	(1)	3.06%

Kevin Lynn 11 Rodborough Avenue, Crows Nest, NSW, 2065	261,260	(2)	2.73%

Margaret Bridges, 855 U Wisara Road, North Dagon, Yangon, Union of Myanmar	36,070	(3)	0.38%

Expert Capital Investments Limited 6803, The Center 99 Queens Road, Central, Hong Kong	2,000,000		20.92%

PT Soho Industri Pharmasi Ji. Pulo Gadung No. 6 (Kawasan Industri Pulo Gadung), Jakarta, 13930, Indonesia	689,475		7.21%

Piccadilly Portfolios Pty Limited 305/35 Lime Street Sydney NSW 2000	750,422		7.85%

All directors and executive officers as a group (3 persons)	2,119,506		22.17%

(1)	Includes 1,530,011 shares owned directly by Wigram Trading Pty Ltd., a company owned and controlled by Dr. Comans who makes all its investment decisions, and 292,165 shares owned Comans Pty Ltd, of which Dr. Comans is a Director and 50% shareholder. Dr. Comans disclaims beneficial ownership of all shares owned directly by others.

(2)	Margaret Bridges disclaims beneficial ownership of these shares.

(3)	Margaret Bridges shares voting power over these shares with Mr. Lynn. Mr. Lynn disclaims beneficial ownership of these shares.

(4)	Based solely upon information known to the Company. The shares are directly owned by AP and CH Ho Superannuation Fund, a company owned and controlled by AP Ho and CH Ho who make all its investment decisions.

(5)	Based solely upon information known to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2015, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates, are on terms no less favorable to us than those that could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Changes in Registrant’s Certifying Accountant

We appointed KBL, LLP for the June 30, 2015 audit of our financial statements in place of Anton & Chia Certified Public Accountants that provided audit services for us of our 2014 financial statements.

Set forth below is a description of the nature of the services that KBL provided to us in exchange for such fees.

Audit Fees

Audit fees represent fees KBL billed us for the audit of our annual financial statements and the review of our quarterly financial statements and for services normally provided in connection with statutory audits of foreign subsidiaries and regulatory filings.

Audit-Related Fees

During fiscal 2015 and 2014, there were no fees billed to us for professional services rendered by KBL for any audit-related fees.

Tax Fees

During fiscal 2015 and fiscal 2014, there were no fees billed to us for professional services rendered by KBL for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2015 and fiscal 2014, there were no fees billed to us for professional services rendered KBL for other products or services.

Policy for Pre-Approval of Independent Registered Public Accounting Firm

Pursuant to our policy on Pre-Approval of Audit and Non-Audit Services, we discourage the retention of our independent registered public accounting firm for non-audit services. We will not retain our independent registered public accounting firm for non-audit work unless:

•	In the opinion of senior management, the independent registered public accounting firm possesses unique knowledge or technical expertise that is superior to that of other potential providers;

•	The approval of the Chair of the Audit Committee is obtained prior to the retention; and

•	The retention will not affect the status of the independent registered public accounting firm as “independent accountants” under applicable rules of the SEC, and the PCAOB.

During fiscal 2015 and fiscal 2014, all of the services provided by KBL for the services described above were pre-approved using the above procedures, and none were provided pursuant to any waiver of the pre-approval requirement.

Audit Fees and Services

The following table summarizes certain fees billed by KBL Certified Public Accountants for 2015 and Anton & Chia Certified Public Accountants for 2014:

Fee Category:	2015	2014

Audit fees	$20,000	$2,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$20,000	$2,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

3 (i)		Amended and Restated Certificate of Incorporation filed March 5, 2015 (1)

3(ii)		Bylaws (2)

10.1		Share Purchase Agreement dated May 29, 2015, by and between Mariposa US Inc. and Mariposa Health Limited (1)
10.2		Assignment Agreement dated August 16, 2010 between Mariposa Health Limited and Activus Pharmaceuticals (1)

10.3	Sale and Purchase Agreement dated February 24, 2014, between Mariposa Health Limited and Bioxyne Limited (1)

10.4	Royalty Agreement dated February 24, 2014, between Mariposa Health Limited and Hunter Immunology Pty Ltd.(1)

10.5	Exclusive License Agreement dated June 7, 2015 among Mariposa Health Limited, Hunter Immunology Pty Ltd. and Shanxi Kangbao Biological Product Co., Ltd.(1)

10.6	Convertible Note dated January 28, 2015, between Mariposa Health Limited and Lyndcote Super Pty Ltd. (1)

10.7	Convertible Note Deed dated September 28, 2010, between Mariposa Health Limited and Soho Flordis International Pty Ltd. (1)

10.8	Senior Note dated June 17, 2015, between Mariposa Health Limited and PTS, Inc. (1)

10.9	Employment Agreement dated June 1, 2015 with Dr. .Phillip Comans (1)

10.10	Employment Agreement dated June 1, 2015 with Kevin Lynn (1)

21	Subsidiaries of the registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	Instance document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)    Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 25, 2015.

(2)    Incorporated by reference to the Company's report on Form 10-12G-K filed with the Securities and Exchange Commission on July 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 28, 2015	Mariposa Health, Inc.

	By:	/s/ Dr. Phillip Comans
Dr. Phillip Comans
President and CEO

	By:	/s/ Kevin Lynn
Kevin Lynn, CFO

	By:	/s/ Margaret Bridges
Margaret Bridges, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mariposa Health, Inc.

We have audited the accompanying consolidated balance sheet of Mariposa Health, Inc. (the “Company”) as of June 30, 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mariposa Health, Inc. as of June 30, 2015, and the results of its consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2015 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses and needs to obtain additional financing or restructure its current obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP

New York, NY

September 28, 2015

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN US$

	June 30, 2015	June 30, 2014
ASSETS

CURRENT ASSETS
Cash	$77,045	$4,413
Other current assets	6,164	5,349
TOTAL CURRENT ASSETS	83,209	9,762

NON-CURRENT ASSETS
Intangible assets, net	753,098	1,006,951
TOTAL NON-CURRENT ASSETS	753,098	1,006,951

TOTAL ASSETS	$836,307	$1,016,713

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$573,298	$1,831,233
Related party notes payable	-	553,154
Current portion of long-term debt, net of debt discount of $22,065 and $0, respectively	277,935	706,425
TOTAL CURRENT LIABILITIES	851,233	3,090,812

NON-CURRENT LIABILITIES
Long-term debt, net of current portion	358,366	-
TOTAL NON-CURRENT LIABILITIES	358,366	-

TOTAL LIABILITIES	1,209,599	3,090,812

STOCKHOLDERS' DEFICIT
Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized, 9,561,211 shares and 29,622,693 (of MHL) shares issued and outstanding respectively)	9,561	1,368,701
Additional Paid-in Capital	4,206,883	-
Other accumulated comprehensive income	282,229	125,820
Accumulated deficit	(4,871,965)	(3,568,620)
TOTAL STOCKHOLDERS' DEFICIT	(373,292)	(2,074,099)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$836,307	$1,016,713

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

IN US$

	June 30, 2015	June 30, 2014

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses

Research and development	189,709	260,928
Depreciation and amortization	63,427	69,793
Compensation, directors and officers	336,970	226,468
General and administration expenses	635,977	114,036
Total operating expenses	1,226,083	671,225

Loss from operations	(1,226,083)	(671,225)

Other income (expense)
Interest expense, net of interest income	(77,262)	(110,205)
Total Other income (expense)	(77,262)	(110,205)

Loss from operations before income taxes	(1,303,345)	(781,430)

Provision for income taxes	-	-

Net loss	(1,303,345)	(781,430)
Other comprehensive (loss) income
Foreign currency translation	156,409	(81,838)

Comprehensive loss	$(1,146,936)	$(863,268)

Net loss per share
Basic and Diluted:
Basic	$(0.564)	$(0.026)
Diluted	$(0.564)	$(0.026)
Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	2,310,735	29,678,947
Diluted	3,059,843	29,678,947

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

IN US$

	June 30, 2015	June 30, 2014

Net loss from operations	$(1,303,345)	$(781,430)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,427	69,793
Other non-cash consulting expenses	317,261	-
(Increase) decrease in assets:
Other current assets	(815)	(5,214)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	222,282	397,001
Net cash used in operating activities	(701,190)	(319,850)

Cash flows from investing activities
Acquisition of Hunter Immunology Pty Ltd	-	(156,985)
Net cash used in investing activities	-	(156,985)

Cash flows from financing activities
Proceeds from borrowings	377,713	51,196
Proceeds from sale of common stock	346,798	432,583
Net cash provided by financing activities	724,511	483,779

Effect of exchange rate changes	49,311	(3,528)

Net increase in cash	72,632	3,416
Cash s at the beginning of the year	4,413	997
Cash at the end of the year	$77,045	$4,413

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Payment of Directors Fees	$757,956	$-
Repayment of Directors Loans	$620,196	$-
Conversion of Convertible Note to Shares	$458,408	$-
Issuance of Shares for Payments for Operations	$783,088	$25,903
Issuance of Shares for acquisition of Subsidiary	$-	$291,525
Warrants Issued with Promissory Note	$25,080	$-

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

IN US$

	Common Shares	Stock Amount	Additional Paid In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Deficit
Balance July 1, 2012	22,735,200	$618,690	$-	$1,339	$(2,086,845)	$(1,466,816)
Net (loss) income for year ended June 30, 2013	-	-		206,319	(700,345)	(494,026)
Balance June 30, 2013	22,735,200	618,690	-	207,658	(2,787,190)	(1,960,842)

Proceeds for the issuance of stock
- cash	4,917,796	458,486	-	-	-	458,486
- Issuance for business acquisition	1,969,697	291,525	-	-	-	291,525
Foreign exchange translation adjustment	-	-	-	(81,838)	-	(81,838)
Net loss for year ended June 30, 2014	-	-	-	-	(781,430)	(781,430)
Balance June 30, 2014	29,622,693	1,368,701	-	125,820	(3,568,620)	(2,074,099)

Foreign exchange translation adjustment	-	(79,521)	-	-	-	(79,521)
Proceeds for the issuance of stock
- cash	2,696,081	346,798	-	-	-	346,798
- non cash	31,967,094	2,619,648	-	-	-	2,619,648
Balance June 17, 2015	64,285,868	4,255,626	-	125,820	(3,568,620)	812,826

Reverse acquisition of MHI	(54,724,657)	(4,246,065)	4,181,803	-	-	(64,262)
Foreign exchange translation adjustment	-	-	-	156,409	-	156,409
Warrants issued with promissory note	-	-	25,080	-	-	25,080
Net loss for year ended June 30, 2015	-	-	-	-	(1,303,345)	(1,303,345)
Balance June 30, 2015	9,561,211	$9,561	$4,206,883	$282,229	$(4,871,965)	$(373,292)

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

Note 1 – Basis of Presentation and SUMMARY OF Significant Accounting Policies

Description of BUSINESS

Mariposa Health Inc., (“Mariposa US” or the “Company”) was incorporated under the laws of the State of Delaware on June 23, 2014 with the intention to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On December 8, 2014, our sole officer and director, Richard Chiang, entered into a Share Purchase Agreement pursuant to which he sold 10,000,000 shares of our common stock that he owned to Expert Capital Investments Limited for an aggregate purchase price of $40,000. These shares represented 100% of our issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, Expert Capital Investments Limited became our sole stockholder. On March 5, 2015, we filed an Amended and Restated Certificate of Incorporation under which we changed our name to Mariposa Health, Inc. and effected a 1:5 reverse split to reduce our outstanding shares of common stock from 10,000,000 shares to 2,000,000 shares and to authorize a classified Board of Directors. Under a classified Board of Directors, directors serve staggered, three-year terms. Approximately one-third of our board of directors will be elected each year.

On June 17, 2015, Mariposa US entered into the Purchase Agreement with Mariposa Health Pty Limited (“Mariposa Australia”). Pursuant to the Purchase Agreement, at closing, stockholders of Mariposa Australia received one share of Mariposa US’s common stock for each issued and outstanding share of Mariposa Australia’s common stock. As a result, at closing Mariposa US issued 7,561,211 shares of its common stock to the stockholders of Mariposa Australia and reserved 438,789 additional shares of its common stock or a total of 8,000,000 shares of its common stock should holders of warrants issued by Mariposa Australia to certain lenders exercise their rights to acquire up to 438,789 shares of Mariposa US shares of common stock, representing 80% of Mariposa US’s outstanding common stock or 10,000,000 shares of common stock on a fully diluted basis following the Purchase.

Immediately following the execution of the Purchase Agreement the Company, appointed Dr. Phillip Comans, Kevin Lynn and Margaret Bridges as directors, effective at the effective time of the Purchase.

Upon closing of the transaction, under the Purchase Agreement, Mariposa Australia became the surviving corporation, and wholly-owned subsidiary of Mariposa US. The transaction was accounted for as a reverse merger, and the historical financial information is that of Mariposa Australia.

Mariposa Australia is an Australian pharmaceutical R&D company with two projects in mid-Phase II clinical development to treat COPD and asthma and TA-270 an oral anti-inflammatory and anti-oxidant drug, and HI-1640V, a product to address chronic obstructive pulmonary disease ("COPD"), including bronchitis and emphysema.

On June 7, 2015 Mariposa Australia entered into an Exclusive License Agreement (the "License Agreement") with Shanxi Kangbao Biological Product Co., Ltd. ("Shanxi") under which the Company granted to Shanxi an exclusive license to manufacture, trial, produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of the oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong in return for (i) milestone payments of up to AUD$8,291,819 (USD$6,440,498), and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong.

Mariposa Health Inc., strategy is to expedite clinical development, regulatory approval, and commercialization of our COPD product candidates. Phase 2 clinical data was generated for the oral vaccine to non-typeable H. Influenzae, HI-164OV and an oral treatment (tablet dose form), TA-270, We plan to begin a Phase II trials for HI-164OV and TA-270 at the earliest time depending on the time of obtaining sufficient funding. We plan to assess new dose forms, in particular of TA-270, with the intent to optimize the product and patent offerings. Trials and product development may be conducted in the United States, the European Union ("EU") or Australia depending on clinical and regulatory conditions, and our capacity to engage personnel and contractors. We believe data from these trials and research activities, if positive, may lead to U.S., EU or Australian regulatory approval for the treatment of COPD after completing Phase 3 trials. If successful in Phase II clinical trials, we plan to partner TA-270 and HI-164OV product candidates with a large pharmaceutical company or biotechnology company to undertake Phase III clinical trials and to gain regulatory approvals in the United States and elsewhere. Alternatively, if funding is available on suitable terms the commercial strategy could involve our undertaking Phase III clinical trials before partnering. The Company expects that data from clinical trials, whether conducted in the United States, EU or Australia, will form part of the regulatory package for each of these territories.

The Company’s operational model is to minimize overhead costs by having a small product development staff to manage third parties in the development process. To reduce financial risk and financing requirements, the Company is directing their resources to the preclinical and early clinical phases of development. The Company plans to co-develop with or to license to marketing partners our therapeutic product candidates where the size of the necessary clinical studies and the cost associated with the later clinical development phases are significant. By forming strategic alliances with pharmaceutical and/or biotech companies, the Company believes that their technology can be more rapidly developed and successfully introduced into the marketplace.

The Company believes there is a significant opportunity for an existing pharmaceutical company that is already supplying drugs to address COPD to add additional treatment therapies or to complement their existing drugs by adding their products to their range of products to be able to validate the compound through Phase II trials.

Patents and Trademarks

Product	Patent family	Purpose	Status	Expiry

TA-270	1	Substance certain indications	Granted in US, EU	10/2016

	2	Substance production	Granted in US, EU	9/2019

	3	Improved substance	Granted in US, EU	6/2022

	4	Indication: COPD	Granted	12/2025

MH-003		Indication: Respiratory sleep disturbances	International phase	10/2029

HI-164	1	Isolate selection	Granted in US, EU	8/2025

	2	Probiotic additive	Granted in US, EU	5/2021

	3	Indication: asthma	Pending in US, EU	3/2028

	4	Commercial isolates	Pending in US, EU	9/2029

Critical Accounting Policies

The preparation of consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in conformity with generally accepted accounting principles (‘GAAP’) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relies on historical experience and on other assumptions we to be reasonable under the circumstances in making our judgment and estimates. Actual results could differ from those estimates. The Company considers their critical accounting policies to be those that are complex and those that require significant judgments and estimates, including the following: recognition of revenue, capitalization of development costs, foreign currency translation and income taxes.

Principles of Consolidation

The Company presents its financial statements in accordance with GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mariposa Australia. All significant intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires Management of the Company to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. The estimates that are particularly significant to the financial statements include estimates of the Company’s future cash flows in relation to impairment of long-lived assets, amortization of patents and trademarks, foreign currency valuation, and fair values of assets and liabilities. As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use. These estimates and assumptions are based on Management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which Management believes to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Actual results could differ from these estimates.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional is the Australian dollar and its reporting currency is the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the current rate method as noted under Accounting Standard Codification (“ASC”) 830. Under this standard all assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). All revenues, expenses, gains and losses are converted from the functional currency to the reporting currency using weighted-average exchange rates for the periods presented. The foreign currency exchange gain or loss translation is recognized in the consolidated statement of operations.

The resulting translation adjustments are reported under accumulated other comprehensive income as a component of stockholders’ deficit.

Revenue Recognition

Revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Sales

Cost of sales will consist primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), third party royalties and research, design and development costs.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Intangible Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. The Company assesses the fair value of the assets based on the amount of the undiscounted future cash flow that the assets are expected to generate and recognizes an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset, plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the Company reduces the carrying value of the group of assets to comparable market values, when available and appropriate, or to its estimated fair value based on a discounted cash flow approach, with the corresponding impairment loss reflected in the consolidated statement of operations.

Intangible assets, such as purchased technology, are generally recorded in connection with a business or an asset acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure. In the second quarter of fiscal year 2015, the Company performed an impairment analysis on the carrying value of its intangible assets and determined that there was no impairment.

Goodwill and indefinite-lived assets are not amortized, but are reviewed for impairment annually at the end of each fiscal year and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Purchased technology and other intangible assets, such as patents, are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 1 to 15 years using the straight-line method.

Patents and trademarks are recognised at cost of acquisition only when it is probable that the products they relate to will generate future economic benefits, and the cost of the patent can be reassured reliably. Patents and trademarks that are recognized at cost, have a finite life and are carried at cost less any accumulated amortisation and any impairment losses. Patents and trademarks are amortised over their useful life.

Research and development

Research expenditures are recognized as an expense as those costs are incurred. Costs incurred on development projects (relating to the design and testing of new or improved products) are recognized as an expense as those costs are incurred, up through the date that the project will achieve technological feasibility, be completed and generate future economic benefits and its costs can be measured reliably. At that time, the costs will be capitalized and reflected as an intangible asset.

Fair Value of Financial Instruments

For certain types of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

The following table presents assets that are measured at fair value on a recurring basis at June 30, 2015 and June 30, 2014:

June 30, 2015	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$358,366	$-	$358,366	$-
Total	$358,366	$-	$358,366	$-

June 30, 2014	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$-	$-	$-	$-
Total	$-	$-	$-	$-

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total net assets available for benefits. There were no transfers between Level 1, Level 2, or Level 3 for the periods ended June 30, 2015 and June 30, 2014.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance on income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

Earnings Per Share (EPS)

Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares in conversion of notes payable, warrants and stock options had been issued and if the additional common shares were dilutive. When the Company has a loss, Diluted EPS is not allowed as the EPS is considered anti-dilutive.

The following table sets for the computation of basic and diluted earnings per share for the fiscal years ended June 30, 2015 and 2014:

	2015	2014
Net Loss	$(1,303,345)	$(781,430)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	2,310,735	29,678,947
Diluted	3,059,843	29,678,947

Net loss per share
Basic and Diluted:
Basic	$(0.564)	$(0.026)
Diluted	$(0.564)	$(0.026)

The effect of the shares and warrant conversions related to the long-term debt (Note 6) has not been taken into consideration as it would be considered anti-dilutive as the Company had a net loss. The Company has reserved 438,789 additional shares of its common stock or a total of 8,000,000 shares of its common stock should holders of warrants issued by Mariposa Australia. In addition, the Company has also issued 240,000 warrants in connection with the promissory note.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

There are no such contingencies noted as of June 30, 2015.

Segment Reporting

Management treats the operation of the Company as one segment being pharmaceutical research and development activities in Australia and Japan.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended June 30, 2015 and 2014, the Company had a net loss of $1,303,345 and $781,430 and net cash used in operating activities of $701,190 and $319,850.

The Company continues to enact measures to address liquidity, working capital and operating concerns including issuance of capital stock for cash, and repayment of loans, fees and expenses as well as executing new debt financing arrangements, as further described in Note 9 to the consolidated financial statements.

The ability of the Company to continue as a going concern is therefore dependent on the continued forbearance of its creditors and the ability of the Directors to raise additional capital. The Company is confident that creditors will continue to provide extended credit and that they will be able to successfully complete further capital raising initiatives. Accordingly, the continuation of the Company as a going concern is dependent upon the ability of the Company to be able to obtain the continued forbearance of its creditors and its capital raising initiatives.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

New Accounting Pronouncements

During August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements.

During June 2014, the FASB issued an Accounting Standards Update No. 2014-10, "Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10")". The objective of ASU 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. ASU 2014-10 is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has elected early implementation, as permitted by the standard, for the year ended June 30, 2015. All development stage language disclosures and amounts have been removed as a result of the adoption of ASU 2014-10.

In November 2014, FASB issued ASU 2014-17, “Business Combinations: Pushdown Accounting”. This ASU amended the Business Combination Accounting Standards Codification to provide guidance on whether and at what threshold an acquired entity that is a business or nonprofit activity can apply pushdown accounting in its separate financial statements. The Company’s adoption of FASB ASU No. 2013-17 effective November 14, 2014 did not have an impact on the Company’s consolidated results of operations, financial position and related disclosures.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 – SHARE ACQUISITION – (MARIPOSA HEALTH LIMITED & SUBSIDIARY)

On June 17, 2015, the Company entered into the Purchase Agreement with Mariposa Australia, an Australian unlisted public company meaning that under the Corporations Act 2001 of Australia it is able to sell to an unlimited number of shareholders but is not listed on the Australian Stock Exchange. The Company issued 7,561,211 shares of common stock to acquire Mariposa Australia and accounted for the acquisition as a reverse merger. As a result, the operating company, Mariposa Australia will be the reporting entity and a wholly-owned subsidiary of Mariposa US. The intercompany balances between Mariposa US and Mariposa Australia have been eliminated in consolidation. The Company recognized approximately $815,639 in assets and $780,116 in liabilities as a result of the acquisition.

Note 3 – INTANGIBLE ASSETS

The Company’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques.

The process of evaluating the potential impairment of goodwill and intangible assets requires significant judgment, especially in emerging markets. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results.

A summary of the Company’s technology and intangible assets as of June 30, 2015 and 2014 is set forth below:

	2015	2014
TA-270
Original Cost	$580,178	$739,562
Less: Accumulated Amortization	(261,080)	(249,790)
Balance at the end of year	319,098	489,772

Goodwill	434,000	517,179

Total	$753,098	$1,006,951

The amortisation of TA-270 is over 10 years as detailed in Note 1- Intangible assets acquired separately.

The Company amortizes its statutory-based intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 1 to 15 years. For the fiscal year 2015 and 2014, amortization expense was charged of $63,427 and $69,793 respectively. Concurrent with the acquisition of Mariposa Australia, the remaining asset value of TA-270 of $319,098 will be amortized over a period of 10 years, the remaining expected useful life of those assets.

As of June 30, 2015, future estimated amortization expense is expected to be as follows:

June 30, 2016	$31,910
June 30, 2017	31,910
June 30, 2018	31,910
June 30, 2019	31,910
June 30, 2020	31,910
June 30, 2021	31,910
June 30, 2022	31,910
June 30, 2023	31,910
June 30, 2024	31,909
June 30, 2025	31,909
$319,098

Note 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2015 and June 30, 2014, accounts payable and accrued expenses are comprised of the following:

	2015	2014
Trade payables	$188,308	$94,294
Accrued officer wages and directors fees	152,714	1,378,371
Accrued interest	10,612	308,206
Other accrued expenses	201,911	50,362
Other payables	19,753	-
Total trade and other payables	$573,298	$1,831,233

Note 5 – RELATED PARTY NOTES PAYABLE

As at June 30, 2014, the Company had a various loans payable to directors of the Company. All loans had interest payable at the rate of 12.5% per annum and which were due upon demand. Related interest was accrued and reported in accrued expenses.

	2015	2014
Related Party notes payable	$-	$553,154

Directors lent the Company a total (including interest of $118,051 USD) of $671,205 to fund the Company’s operations at June 30, 2014. On October 30, 2014 the shareholders of the Company approved the issuance of 7,290,096 shares of common stock at AUD $0.10 per share related to the conversion of total Directors Loans to shares, being the repayment of all Director loans and interest accrued to the period October 30, 2014, totaling AUD $729,009 (USD $671,205).

The total accrued interest on the Directors Loans to June 30, 2015 was USD $0 and June 30, 2014, USD $118,051. These amounts are included in trade and other payable in the accompanying Consolidated Balance Sheet at June 30, 2015 and June 30, 2014.

Directors Fees and Salaries

At June 30, 2015 and 2014, the Company had Directors Fees and Salaries owing as follows.

	2015	2014
Directors Fees and Salaries	$152,714	$740,340

These amounts are included in trade and other payables in the accompanying Consolidated Balance Sheet at June 30, 2015 and June 30, 2014.

Note 6 – LONG-TERM DEBT

Convertible Notes

PT Soho Industri Pharmasi

Mariposa Australia entered into a Convertible Note Deed (the "Convertible Note") dated September 29, 2010 with PT Soho Industri Pharmaci in the principal amount of AUD $750,000 that bears interest at 6% per annum and had a maturity date of September 28, 2013 that was amended and replaced by an Unsecured Loan Deed dated May 6, 2015. Soho agreed to amend and replace the Convertible Note. The note holder has converted 60% of the debt to equity in Mariposa US at the time of the Purchase and, assuming a minimum listing price, has agreed to convert the balance AUD $368,204 (USD $281,796) to equity in Mariposa US upon Mariposa Australia listing on a recognized exchange. The Unsecured Loan Deed may be converted into 438,789 of common shares of the Company upon the Company’s ability to list on a recognized US stock exchange (an exchange greater than the over-the-counter exchanges). The total accrued interest on the Convertible Note as of June 30, 2015 and 2014 was $4,728 and $0, respectively. These amounts are included in trade and other payables. The Unsecured Loan Deed has interest at 12.5% per annum and a maturity date of May 12, 2018 and is included in long-term liabilities.

The conversion feature of the convertible note is not viewed separately from the debt. Therefore, no value is assigned to the conversion feature.

Lyndcote Holding Pty Ltd

The Company on January 28, 2015 issued a convertible note in the amount of AUD $100,000 (USD $76,570) with interest at 15% per annum and a maturity date of June 30, 2018 and this amount is included in long-term liabilities. The total accrued interest on the Convertible Note as of June 30, 2015 and 2014 was $4,814 and $0, respectively. These amounts are included in accounts payable and accrued expenses.

As of June 30, 2015 and the date of this report the convertible note is outstanding and has not been converted.

This note is convertible into shares of common stock in accordance with the executed agreement. The lender is to receive 70,319 shares of common stock which is .93% of the total shares issued to the Mariposa Australia shareholders in the reverse merger with the Company.

Promissory Note

The Company on June 17, 2015 issued a Promissory Note in the amount of up to $500,000 with interest at 10% per annum and a maturity date of October 15, 2015. The total accrued interest on the Promissory Note as of June 30, 2015 and 2014 was $1,068 and $0, respectively. These amounts are included in accounts payable and accrued expenses. As at June 30, 2015 the Company had drawn down $300,000 and this amount is included as a current liability.

Should the Promissory Note not be paid by October 15, 2015, a default interest rate of 15% per annum will apply. The Company issued 240,000, five-year warrants with an exercise price of $0.001 in accordance with the Promissory Note agreement. As a result of the issuance of warrants, the Company recognized a debt discount in the amount of $25,080 to be recognized over the four months of the term of the debt. Amortization of the discount for the period ended June 30, 2015 is $3,015.

At June 30, 2015, the Company has $277,935 included as current liabilities and $358,366 as long-term liabilities.

Note 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized preferred stock of 5,000,000 shares with a par value of $0.0001. No shares of preferred stock have been issued to date.

Common Stock

The Company has 100,000,000 shares of authorized common stock with a par value of $0.0001.

The Company has issued 2,000,000 shares of common stock to its founder on June 23, 2014 at par value of $2,000. On June 17, 2015, as described herein, the Company issued 7,561,211 shares of common stock to acquire Mariposa Australia. Additionally, another 438,789 shares of common stock have been reserved to account for exercises of warrants held by Mariposa Australia into sharers of the Company’s common stock.

As of June 30, 2015, the Company has 9,561,211 shares of common stock issued and outstanding.

Warrants

The Company on June 17, 2015 issued 240,000 warrants in accordance with the Promissory Note discussed in Note 5. Each warrant gives the note holder the right to buy one common share at $0.001 before the expiration date of June 17, 2020. The value of the warrants is calculated under the Black-Scholes method, and will be amortized over the period between the issuance date and the expiration date. The amount of the promissory note is presented net of the value of the warrants.

Warrants Outstanding	2015	2014
Beginning of Year	-	-
Issued	678,789	-
Exercised	-	-
Forfeited	-	-
	678,789	-

The relative fair value of the 240,000 warrants of $25,080 was calculated under the Black-Scholes method using the following assumptions:

Strike price - $0.001

Market Price - $0.1149

Volatility - 100%

5 Year US Treasury Bond Rate - 1.84%

Amortization of the debt discount for the period ended June 30, 2015 was $3,015.

Note 8 – INCOME TAX

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of June 30, 2015, there is no provision for income taxes, current or deferred.

June 30, 2015
Net operating losses	$42,963
Valuation allowance	(42,963)
$—

At June 30, 2015, the Company had a net operating loss carry forward in the amount of approximately $126,362 available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended June 30, 2015 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0.0%

The Australian operations will be part of an Australian tax return the Company will file. The Company does not plan to file a consolidated tax return that includes its Australian subsidiary.

Note 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 2, 2015, and note that in July 2015 the Company drew down an additional $100,000 on the Promissory Note (see Note 6) in the amount of up to $500,000 with interest at 10% per annum and a maturity date of October 15, 2015. As a consequence the total draw down is $400,000 and the issue of an additional 80,000 five-year warrants with an exercise price of $0.001 in accordance with the Promissory Note agreement.