Form 10-K/A
period 2015-06-30
MARIPOSA HEALTH, INC.
filed 2015-10-21
CIK 1612253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

On September 28, 2015 Mariposa Health, Inc., a Delaware corporation (the "Company"), filed its annual report on Form 10-K for the year ended June 30, 2015 but inadvertently failed to include the report of UHY Haines Norton, Chartered Accountants, on its audit of the consolidated balance sheets of Mariposa Health Limited as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2014. There are no changes to the financial statements or the Company's financial results for the years ended June 30, 2014 and June 30, 2015.

This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

3 (i)		Amended and Restated Certificate of Incorporation filed March 5, 2015 (1)

3(ii)		Bylaws (2)

10.1		Share Purchase Agreement dated May 29, 2015, by and between Mariposa US Inc. and Mariposa Health Limited (1)
10.2		Assignment Agreement dated August 16, 2010 between Mariposa Health Limited and Activus Pharmaceuticals (1)

10.3	Sale and Purchase Agreement dated February 24, 2014, between Mariposa Health Limited and Bioxyne Limited (1)

10.4	Royalty Agreement dated February 24, 2014, between Mariposa Health Limited and Hunter Immunology Pty Ltd.(1)

10.5	Exclusive License Agreement dated June 7, 2015 among Mariposa Health Limited, Hunter Immunology Pty Ltd. and Shanxi Kangbao Biological Product Co., Ltd.(1)

10.6	Convertible Note dated January 28, 2015, between Mariposa Health Limited and Lyndcote Super Pty Ltd. (1)

10.7	Convertible Note Deed dated September 28, 2010, between Mariposa Health Limited and Soho Flordis International Pty Ltd. (1)

10.8	Senior Note dated June 17, 2015, between Mariposa Health Limited and PTS, Inc. (1)

10.9	Employment Agreement dated June 1, 2015 with Dr. .Phillip Comans (1)

10.10	Employment Agreement dated June 1, 2015 with Kevin Lynn (1)

21	Subsidiaries of the registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

(1)    Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 25, 2015.

(2)    Incorporated by reference to the Company's report on Form 10-12G-K filed with the Securities and Exchange Commission on July 7, 2014.

(3)    Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 21, 2015	Mariposa Health, Inc.

	By:	/s/ Dr. Phillip Comans
Dr. Phillip Comans
President and CEO

	By:	/s/ Kevin Lynn
Kevin Lynn, CFO

	By:	/s/ Margaret Bridges
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

/s/ KBL, LLP

New York, NY

September 28, 2015

Level 11 | 1 York Street | Sydney | NSW | 2000

GPO Box 4137 | Sydney | NSW | 2001

t: +61 2 9256 6600 | f: +61 2 9256 6611

sydney@uhyhn.com.au

www.uhyhnsydney.com.au

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mariposa Health Limited

We have audited the accompanying consolidated balance sheets of Mariposa Health Limited as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the years in the two-year period ended June 30, 2014. Mariposa Health Limited's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mariposa Health Limited as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mariposa Health Limited will continue as a going concern. As more fully described in Note 1 – Going Concern, the Company has incurred recurring operating losses and will require raising of further capital and continued forbearance of its creditors to support its ongoing working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 – Going Concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ UHY Haines Norton

UHY Haines Norton Chartered Accountants

Sydney, Australia

April 14, 2015

An association of independent firms in Australia and New Zealand and a member of UHY International, a network of independent accounting and consulting firms.

UHY Haines Norton—ABN 85 140 758 156 NSWBN 98 133 826

Liability limited by a scheme approved under Professional Standards Legislation.

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

