Form 10-Q
period 2015-09-30
MARIPOSA HEALTH, INC.
filed 2015-11-16
CIK 1612253

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, SEPTEMBER 30, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

MARIPOSA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1201309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6803, The Center

99 Queens Road, Central, Hong Kong

(Address of Principal Executive Offices)

(852) 2126-7425

(registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [ X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerate filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] ( Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

As of November 12, 2015 there were 9,881,211 shares of the issuer’s common stock, $0.0001 par value, outstanding.

-i-

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN US$

ASSETS	September 30, 2015	June 30, 2015
	(Unaudited)
CURRENT ASSETS
Cash	$11,114	$77,045
Other current assets	10,016	6,164
TOTAL CURRENT ASSETS	21,130	83,209

NON-CURRENT ASSETS
Intangible assets, net	680,894	753,098
TOTAL NON-CURRENT ASSETS	680,894	753,098

TOTAL ASSETS	$702,024	$836,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$668,219	$557,984
Current portion of long-term debt, net of debt discount of $7,362 and $22,065, respectively	392,638	277,935
Shareholder loan	13,994	15,314
TOTAL CURRENT LIABILITIES	1,074,851	851,233

NON-CURRENT LIABILITIES
Long-term debt, net of current portion	327,476	358,366
TOTAL NON-CURRENT LIABILITIES	327,476	358,366

TOTAL LIABILITIES	1,402,327	1,209,599

STOCKHOLDERS' DEFICIT
Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized, 9,561,211 and 9,561,211 shares issued and outstanding respectively)	9,561	9,561
Additional paid-in capital	4,215,243	4,206,883
Other accumulated comprehensive income	285,566	282,229
Accumulated deficit	(5,210,673)	(4,871,965)
TOTAL STOCKHOLDERS' DEFICIT	(700,303)	(373,292)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$702,024	$836,307

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
IN US$

	For Three Months Ended
	September 30, 2015	September 30, 2014

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses

Research and development	31,243	119,764
Depreciation and amortization	7,571	17,542
Compensation - directors and officers	132,000	26,689
General and administration expenses	124,089	123,623
Total operating expenses	294,903	287,618

Loss from operations	(294,903)	(287,618)

Other income (expense)
Interest expense, net of interest income	(43,805)	(45,968)
Total Other income (expense)	(43,805)	(45,968)

Loss from operations before income taxes	(338,708)	(333,586)

Provision for income taxes	-	-

Net loss	(338,708)	(333,586)
Other comprehensive (loss) income
Foreign currency translation	3,337	109,374

Comprehensive loss	$(335,371)	$(224,212)

Net loss per share
Basic and Diluted:
Basic	$(0.035)	$(0.167)
Diluted	$(0.035)	$(0.167)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	9,561,211	2,000,000
Diluted	10,390,319	2,000,000

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN US$

	For The Three Months Ended
	September 30, 2015	September 30, 2014

Net loss	$(338,708)	$(333,586)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	7,571	17,542
Other non cash operating expenses	-	50,774
Amortization of debt discount	23,063	-
(Increase) decrease in assets:
Other current assets	(3,852)	(13,960)
Increase (decrease) in current liabilities:
Trade and other payables	111,048	59,439
Net cash used in operating activities	(200,878)	(219,791)

Cash flows from financing activities
Proceeds from borrowings, net of repayments	97,867	18,318
Proceed from issuance of shares	-	213,743
Net cash provided by financing activities	97,867	232,061

Effect of exchange rate changes	37,080	22,502

Net increase (decrease) in cash and cash equivalents	(65,931)	34,772
Cash and cash equivalents at the beginning of the period	77,045	4,413

Cash and cash equivalents at the end of the period	$11,114	$39,185

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Payment of Directors Fees	$-	$757,956
Issuance of Shares for Payments for Operations	$-	$553,127
Warrants Issued with Promissory Note	$8,360	$-

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

Note 2 – SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited consolidated financial statements of Mariposa Health, Inc. and its subsidiaries have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the period ended June 30, 2015 of Mariposa Health Inc.

The interim financial statements present the consolidated balance sheets, statements of operations and cash flows Mariposa Health, Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar and its reporting currency is the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the current rate method as noted under Accounting Standard Codification (“ASC”) 830. Under this standard all assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). All revenues, expenses, gains and losses are converted from the functional currency to the reporting currency using weighted-average exchange rates for the periods presented. The foreign currency exchange gain or loss translation is recognized in the consolidated statement of operations.

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

The following table presents assets that are measured at fair value on a recurring basis at September 30, 2015 and June 30, 2015:

September 30, 2015	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$327,476	$-	$327,476	$-
Total	$327,476	$-	$327,476	$-

June 30, 2015	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$358,366	$-	$358,366	$-
Total	$358,366	$-	$358,366	$-

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total net assets available for benefits. There were no transfers between Level 1, Level 2, or Level 3 for the periods ended September 30, 2015 and June 30, 2015.

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

The following table sets for the computation of basic and diluted earnings per share for the three months ended September 30, 2015 and 2014:

	2015	2014
Net Loss	$(338,708)	$(333,586)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	9,561,211	2,000,000
Diluted	10,390,319	2,000,000

Net loss per share
Basic and Diluted:
Basic	$(0.035)	$(0.167)
Diluted	$(0.035)	$(0.167)

The effect of the shares and warrant conversions related to the long-term debt (Note 7) has not been taken into consideration as it would be considered anti-dilutive as the Company had a net loss. The Company has reserved 438,789 additional shares of its common stock or a total of 8,000,000 shares of its common stock should holders of warrants issued by Mariposa Australia. In addition, the Company has also issued 320,000 warrants in connection with the promissory note (which have been exercised in October 2015).

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

There are no such contingencies noted as of September 30, 2015.

Segment Reporting

Management treats the operation of the Company as one segment being pharmaceutical research and development activities in Australia and Japan.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

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

Note 3 – GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended September 30, 2015 and 2014, the Company had a net loss of $338,708 and $333,586 and net cash used in operating activities of $200,878 and $219,791.

The Company continues to enact measures to address liquidity, working capital and operating concerns including issuance of capital stock for cash, and repayment of loans, fees and expenses as well as executing new debt financing arrangements, as further described in Note 7 to the consolidated financial statements.

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

NOTE 4 – INTANGIBLE ASSETS

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

A summary of the Company’s technology and intangible assets as of September 30, 2015 and June 30, 2015 is set forth below:

	September 30, 2015	June 30, 2015
TA-270
Original Cost	$530,169	$580,178
Less: Accumulated Amortization	(245,866)	(261,080)
Balance	284,303	319,098

Goodwill	396,591	434,000

Total	$680,894	$753,098
The amortization of TA-270 is over 10 years as detailed in Note 2.

The Company amortizes its statutory-based intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 1 to 15 years. For the three months ended September 30, 2015 and 2014, amortization expense was $7,290 and $17,542 respectively. Concurrent with the acquisition of Mariposa Australia, the remaining asset value of TA-270 of $319,098 will be amortized over a period of 10 years, the remaining expected useful life of those assets.

As of September 30, 2015, future estimated amortization expense is expected to be as follows:

June 30, 2016	$21,870
June 30, 2017	29,160
June 30, 2018	29,160
June 30, 2019	29,159
June 30, 2020	29,159
June 30, 2021	29,159
June 30, 2022	29,159
June 30, 2023	29,159
June 30, 2024	29,159
June 30, 2025	29,159
$284,303

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2015 and June 30, 2015, accounts payable and accrued expenses are comprised of the following:

	September 30, 2015	June 30, 2015
Trade payables	$215,348	$188,308
Accrued officer wages and directors fees	240,256	152,714
Accrued interest	30,000	10,612
Other accrued expenses	182,545	201,911
Other payables	70	4,439
Total trade and other payables	$668,219	$557,984

NOTE 6 – RELATED PARTY TRANSACTIONS

Director Loans

As at June 30, 2014, the Company had a various loans payable to directors of the Company. All loans had interest payable at the rate of 12.5% per annum and which were due upon demand. Related interest was accrued and reported in accrued expenses.

	2015	2014
Related Party notes payable	$-	$553,154

Directors lent the Company a total (including interest of $118,051 USD) of AUD $671,205 to fund the Company’s operations at June 30, 2014. On October 30, 2014 the shareholders of the Company approved the issuance of 7,290,096 shares of common stock at AUD $0.10 per share related to the conversion of total Directors Loans to shares, being the repayment of all Director loans and interest accrued to the period October 30, 2014, totaling AUD $729,009 (USD $671,205).

The total accrued interest on the Directors Loans to June 30, 2015 was USD $0 and June 30, 2014, USD $118,051. These amounts are included in trade and other payable in the accompanying Consolidated Balance Sheet at June 30, 2015 and June 30, 2014.

Shareholder Loan

The amount of the shareholder loan on September 30, 2015 and June 30, 2015 was AUD $20,000 (USD $13,994) and AUD $20,000 (USD $15,314). No interest has been accrued on the shareholder loan.

Directors Fees and Salaries

At September 30, 2015 and June 30, 2015, the Company had Directors Fees and Salaries owing as follows.

	September 30, 2015	June 30, 2015
Directors Fees and Salaries	$240,256	$152,714

These amounts are included in trade and other payables in the accompanying Consolidated Balance Sheet at September 30, 2015 and June 30, 2015.

NOTE 7 – LONG-TERM DEBT

Convertible Notes

PT Soho Industri Pharmasi

Mariposa Australia entered into a Convertible Note Deed (the "Convertible Note") dated September 29, 2010 with PT Soho Industri Pharmaci in the principal amount of AUD $750,000 that bears interest at 6% per annum and had a maturity date of September 28, 2013 that was amended and replaced by an Unsecured Loan Deed dated May 6, 2015. Soho agreed to amend and replace the Convertible Note. The note holder has converted 60% of the debt to equity in Mariposa US at the time of the Purchase and, assuming a minimum listing price, has agreed to convert the balance AUD $368,204 (USD $281,796) to equity in Mariposa US upon Mariposa Australia listing on a recognized exchange. The Unsecured Loan Deed may be converted into 438,789 of common shares of the Company upon the Company’s ability to list on a recognized US stock exchange (an exchange greater than the over-the-counter exchanges). The total accrued interest on the Convertible Note as of September 30, 2015 and June 30, 2015 was $12,434 and $4,728, respectively. These amounts are included in trade and other payables. The Unsecured Loan Deed has interest at 12.5% per annum and a maturity date of May 12, 2018 and is included in long-term liabilities.

The conversion feature of the convertible note is not viewed separately from the debt. Therefore, no value is assigned to the conversion feature.

Lyndcote Holding Pty Ltd

The Company on January 28, 2015 issued a convertible note in the amount of AUD $100,000 (USD $76,570) with interest at 15% per annum and a maturity date of June 30, 2018 and this amount is included in long-term liabilities. The total accrued interest on the Convertible Note as of September 30, 2015 and June 30, 2015 was $7,045 and $4,815, respectively. These amounts are included in accounts payable and accrued expenses.

As of September 30, 2015 and the date of this report the convertible note is outstanding and has not been converted.

This note is convertible into shares of common stock in accordance with the executed agreement. The lender is to receive 70,319 shares of common stock which is .93% of the total shares issued to the Mariposa Australia shareholders in the reverse merger with the Company.

Promissory Note

The Company on June 17, 2015 issued a Promissory Note in the amount of up to $500,000 with interest at 10% per annum and a maturity date of October 15, 2015.  The proceeds drawn down were used for general working capital. The note is senior to our other debt obligations under the Purchase Agreement executed.  All outstanding principal and interest is due on the maturity date, which is 120 days from the closing date of the term loan.  The Company is currently negotiating with the lender to extend the maturity date but there is no assurance they will be successful in doing so in which case they would be subject to the default remedies of the lender under the terms of the note that if they were unable to satisfy could force the Company to seek protection under the U.S. bankruptcy laws.  The total accrued interest on the Promissory Note as of September 30, 2015 and June 30, 2015 was $10,521 and $1,069, respectively. These amounts are included in accounts payable and accrued expenses. As at September 30, 2015 the Company had drawn down $400,000 and this amount is included as a current liability. The Company intends to pay a portion of the principal owed to the lender in an amount of up to $50,000 to negotiate an extension of the maturity date of the Note.  The default interest rate shall be 15% per annum.

The Company issued 320,000, five-year warrants with an exercise price of $0.001 in accordance with the Promissory Note agreement. As a result of the issuance of warrants, the Company recognized a debt discount in the amount of $33,440 to be recognized over the four months of the term of the debt. Amortization of the discount for the period ended September 30, 2015 is $23,063. The lender was issued 320,000 shares of the Company's common stock on October 20, 2015, as a result of the exercise of the warrants under the terms of the Warrant Agreement.

At September 30, 2015, the Company has $392,638 included as current liabilities and $327,476 as long-term liabilities.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

As of September 30, 2015, the Company has 9,561,211 shares of common stock issued and outstanding.

Warrants

The Company on June 17, 2015 and on July 27, 2015 issued 240,000 and 80,000 warrants respectively in accordance with the Promissory Note discussed in Note 7. Each warrant gives the note holder the right to buy one common share at $0.001 before the expiration date of June 17, 2020. The value of the warrants is calculated under the Black-Scholes method, and will be amortized over the period between the issuance date and the expiration date. The amount of the promissory note is presented net of the value of the warrants.

Warrants Outstanding	September 30, 2015	June 30, 2015
Beginning of Period	678,789	-
Issued	80,000	678,789
Exercised	-	-
Forfeited	-	-
	758,789	678,789

The relative fair value of the 320,000 warrants of $33,440 was calculated under the Black-Scholes method using the following assumptions:

Strike price - $0.001

Market Price - $0.1149

Volatility - 100%

5 Year US Treasury Bond Rate - 1.84%

Amortization of the debt discount for the three months ended September 30, 2015 was $23,063.

NOTE 9 – COMMITMENTS

The Company has entered into employment agreements on June 15, 2015 (effective for the 2016 fiscal year), with its key executives for a period of five (5) years. The expected base salary for these key executives is $500,000, annually. There are opportunities for the executives to earn bonus pay and equity pay when approved by the Board of Directors. There are no bonus or equity pay accrued for in the three months ended September 30, 2015 as there has been no approval for this at this time.

NOTE 10 – INCOME TAX

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

As of September 30, 2015, there is no provision for income taxes, current or deferred.

September 30, 2015
Net operating losses	$158,124
Valuation allowance	(158,124)
$—

At September 30, 2015, the Company had a net operating loss carry forward in the amount of approximately $465,070 available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company's effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended September 30, 2015 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0.0%

The Australian operations will be part of an Australian tax return the Company will file. The Company does not plan to file a consolidated tax return that includes its Australian subsidiary.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2015:

•	The Company received the first milestone payment for the exclusive license agreement dated June 7, 2015 between Shanxi Kangbao Biological Product Company and Mariposa Health on October 20, 2015.

•	Under the terms of a Promissory Note with PTS, Inc. the Company has issued 320,000 shares of the Company's common stock as a result of the exercise by PTS, Inc under the terms of a Warrant to purchase such shares.

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

Included in this Form 10-Q filing are the consolidated balance sheets of Mariposa US, as of September 30, 2015 (unaudited) and June 30, 2015, the consolidated statements of operations of Mariposa US, for the three months ended September 30, 2015 and 2014 (unaudited), and the consolidated statements of cash flows of Mariposa US, for the three months ended September 30, 2015 and 2014 (unaudited).

The following is a discussion of (i) our results of operations and financial condition for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014; (ii) our liquidity and capital resources; (iii) off-balance sheet arrangements and (iv) critical accounting policies.

Fiscal Year

Our fiscal year ends on June 30 which is the fiscal year of our predecessor entity. Reference in this Annual Report on Form 10-Q to a fiscal year is reference to the fiscal year ended June 30. For example, references to fiscal 2015 refers to the fiscal year ended June 30, 2015.

For the three months ended September 30, 2015 and 2014

Mariposa Health Inc. and Subsidiaries

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

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
IN US$

	September 30, 2015		September 30, 2014

Revenue	$-		$-
Cost of revenue	-		-
Gross profit	-		-

Operating expenses

Research and development	31,243	-74%	119,764
Depreciation and amortization	7,571	-57%	17,542
Compensation, directors and officers	132,000	395%	26,689
General and administration expenses	124,089	0%	123,623
Total operating expenses	294,903	3%	287,618

Loss from operations	(294,903)		(287,618)

Other Income (Expense)
Interest expense, net of interest income	(43,805)	-5%	(45,968)
Total Other Income (Expense)	(43,805)		(45,968)

Loss from operations before income taxes	(338,708)		(333,586)

Provision for income taxes	-		-

Net loss	(338,708)		(333,586)
Other comprehensive (loss) income
Foreign currency translation	3,337	-97%	109,374

Comprehensive loss	$(335,371)		$(224,212)

Comparison of three months ended September 30, 2015 and 2014

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

Research and development expenses decreased by $88,521 or 74% as the Company was concentrating on patent maintenance during the three months ended September 30, 2015. The difference mainly consisted of the medical advisory fees of $67,348 in 2014. No such expenses incurred in 2015. Mariposa US expects research and development costs to increase in the future as the Company pursues further enhancements of our existing product and develop technology for our potential future TA-270 and HI-164OV products.

•	Depreciation and amortization expenses consist of the amortization expense related to TA-270. TA-270 was acquired through the acquisition of Mariposa Australia on June 17, 2015. We expect to amortize it over 10 years. In the financial year ended June 30, 2015, the Company did not purchase additional property, plant, equipment or intangible assets.

Depreciation and amortization expenses decreased by $9,971, or 57%, due to extended useful life of TA-270 as a result of Mariposa US’s acquisition of Mariposa Australia and the fluctuation of exchange rate between the U.S. dollars and Australian dollars.

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

Compensation, directors and officer’s expenses increased by $105,311, or 395%, due to the fees and salaries paid and accrued regarding corporate development and activity associated with seeking a listing in the US.

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

General and administrative expenses increased by $466, or 0%, due to corporate development and activity associated with seeking a listing in the US. After Mariposa US becomes a listed company, we expect our general and administrative costs to increase as Mariposa US incurs the additional costs of being a listed company, including higher legal, accounting, insurance, exchange listing, and other costs.

•	Interest Expense, Net of Interest Income. Our interest expense, net of interest income is primarily of interest expenses associated with the Company’s two convertible notes and one promissory note.

•	Foreign currency translation gains decreased by $106,037, or 97%, because in the three months ended September 30, 2014, the Company recalculated the cost basis for its common shares issued prior to June 30, 2014 based on the adjusted exchange rate.

•	Net loss. Net loss was $338,708 for the three months ended September 30, 2015, as compared to $333,586 for the three months ended September 30, 2014.

Liquidity and Capital Resources

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
IN US$

	September 30, 2015	September 30, 2014

Net loss from operations	$(338,708)	$(333,586)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	7,571	17,542
Other non-cash consulting expenses	-	50,774
Amortization of debt discount	23,063	-
(Increase) decrease in assets:
Other current assets	(3,852)	(13,960)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	111,048	59,439
Net cash used in operating activities	(200,878)	(219,791)

Cash flows from investing activities
Acquisition of Hunter Immunology Pty Ltd	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from borrowings, net of repayments	97,867	18,318
Proceeds from issuance of shares	-	213,743
Net cash provided by financing activities	97,867	232,061

Effect of exchange rate changes	37,080	22,502

Net increase (decrease) in cash	(65,931)	34,772
Cash at the beginning of the period	77,045	4,413
Cash at the end of the period	$11,114	$39,185

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Payment of Directors Fees	$-	$757,956
Issuance of Shares for Payments for Operations	-	$553,127
Warrants Issued with Promissory Note	$8,360	-

Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Mariposa Australia has experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities. As a result, our independent registered auditors, in their reports on our June 30, 2015 and 2014 consolidated financial statements, has raised doubt about our ability to continue as a going concern (see “Going Concern” below).

We are planning an initial public offering of our common stock and intend to use the proceeds from such offering to invest in our business to develop current product and gain approvals for additional clinical trials.

Mariposa Australia has had operating losses from inception. Operations were funded primarily from the issuance of shares and borrowings. Additionally, key executives took shares in lieu of cash. Mariposa Australia entered into a Convertible Note Deed (the "Convertible Note") dated September 29, 2010 with PT Soho Industri Pharmaci in the principal amount of AUD 750,000 that bears interest at 6% per annum and had a maturity date of September 28, 2013 that was amended and replaced by an Unsecured Loan Deed dated May 6, 2015. Soho agreed to amend and replace the Convertible Note. The noteholder has converted 60% of the debt to equity in Mariposa US at the time of the Purchase and, assuming a minimum listing price, has agreed to convert the balance AUD $368,204 (USD $281,796) to equity in Mariposa US upon Mariposa Australia listing on a recognized exchange. In addition, Mariposa Australia also executed a Convertible Note on January 28, 2015 with Lyndcote Super Pty Ltd for a loan in the principal amount of AUD $100,000 (USD $76,890) with interest at 15% per annum, with a maturity date of June 30, 2018. See "Certain Relationships and Related Transactions" below.

On June 7, 2015 Mariposa Australia entered into the License Agreement with Shanxi Kangbao Biological Product Co., Ltd. under which we granted to Shanxi an exclusive license to manufacture, trial, ,produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in in China, Taiwan, Macao and Hong Kong in return for (i) milestone payments of up to AUD$8,291,819 (USD$6,440,498), of which the first payment of AUD$1,242,327 (USD$964,723) will be made seven days from execution of the License Agreement, and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong.

On June 17, 2015 following the execution of the SPA, we obtained a bridge loan that allows us to draw down as much as $500,000 from PTS, Inc. for which we issued a promissory note with a maturity date of October 15, 2015 bearing interest of 10% per annum. The promissory note was due October 17, 2015. We are negotiating with PTS to extend the maturity date and have paid PTS $50,000 of the past due principal but there is no assurance we will be successful in doing so in which case we would be subject to the default remedies of PTS, Inc. under the terms of the note that if we were unable to satisfy could force us to seek protection under the U.S. bankruptcy laws. We issued a warrant that is exercisable for five years at an exercise price equal to $0.001 per share to allow PTS, Inc. to receive up to 400,000 shares of our common stock depending on the amount of the $500,000 which we borrow.

Operating Activities.

During the three months ended September 30, 2015, the Company used $200,878 cash in operating activities, consisting primarily of a net loss of $338,708, offset by increase in trade and other payables of $111,048, increase in other current assets of $3,852, depreciation and amortization of intellectual property $7,571, and amortization of the debt discount of $23,063. This compares to the three months ended September 30, 2014, when the Company used $219,791 cash in operating activities, consisting primarily of a net loss of $333,586, offset by increase in trade and other payables of $59,439, increase in other current assets of $13,960, depreciation and amortization of intellectual property $17,542 and other non-cash operating expenses of $50,774. The operating activities mainly consist of corporate development and activity associated with seeking a listing in the US and activities associated with the TA-270 and HI-164OV acquired through the acquisition of Mariposa Australia on June 17, 2015.

Financing Activities:

Financing activities provided $96,118 of cash during the three months ended June 30, 2015 from borrowings, net of repayments. In 2014, financing activities provided $232,061 of cash, including $213,743 from the issuance of common stock to new and existing investors and $18,318 from borrowings.

Funding for the business has come primarily through the issuance of equity and convertible debt, and grants from private institutions and government agencies. Over the next few years, we intend to invest in (1) research and development to advance our existing products and develop next generation products, and (2) clinical and regulatory efforts for our existing product and to assess the feasibility of future products. Additionally, after the completion of the proposed public offering, we expect that our general and administrative expenses will increase as we incur the substantial incremental costs associated with being a public company. There can be no assurance that we will be successful in doing so. The proceeds from this proposed public offering may not be sufficient to finance the company beyond the next 18 to 24 months and we will need to raise additional capital (of which there can be no assurances that we will be successful in doing so).

We believe that additional capital will be required and be provided through additional financings, however, we cannot assure you that it can secure additional equity or debt financings at acceptable prices to maintain projected operating levels. Our failure to obtain necessary financing, or reduce expenses could impair our ability to stay in business.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended September 30, 2015 and 2014, the Company had a net loss of $338,708 and $333,586 and net cash used in operating activities of $200,878 and $219,791.

The Company continues to enact measures to address liquidity, working capital and operating concerns including issuance of capital stock for cash, and repayment of loans, fees and expenses as well as executing new debt financing arrangements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2015 and 2014.

Contractual Obligations

We had no contractual obligations as of September 30, 2015.

Tax Loss Carryforwards

At September 30, 2015, the Company had a net operating loss carry forward in the amount of approximately $465,070 available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar and its reporting currency is the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the current rate method as noted under Accounting Standard Codification (“ASC”) 830. Under this standard all assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income (loss). All revenues, expenses, gains and losses are converted from the functional currency to the reporting currency using weighted-average exchange rates for the periods presented. The foreign currency exchange gain or loss translation is recognized in the consolidated statement of operations. The resulting translation adjustments are reported under accumulated other comprehensive income as a component of stockholders’ deficit.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our President and Chief Financial Officer concluded as of September 30, 2015 that our disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2014, our management, with the participation of our President and Chief Financial Officer, concluded that our internal control over financial reporting were effective as of September 30, 2015.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

Attached as exhibits to this Form 10-Q are certifications of President ("CEO") and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any pending legal proceedings against us.

Item 1a.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIPOSA HEALTH, INC.

Date November 16, 2015	By:	/s/ Phillip Comans
	By:	Phillip Comans, Chief Executive Officer /s/ Kevin Lynn Kevin Lynn, CFO