Form 10-Q
period 2015-12-31
MARIPOSA HEALTH, INC.
filed 2016-02-16
CIK 1612253

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, DECEMBER 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-55239

MARIPOSA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1201309
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

888 Prospect Avenue

La Jolla, California 92037

(Address of Principal Executive Offices)

(858) 528 2677

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

Large accelerate filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
( Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of February 8, 2016 there were 9,881,211 shares of the issuer’s common stock, $0.001 par value, outstanding.

-i-

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN US$

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$326,297	$77,045
Other current assets	36,084	6,164
TOTAL CURRENT ASSETS	362,381	83,209

NON-CURRENT ASSETS
Intangible assets, net (TA-270)	288,930	319,098
Goodwill (HI-164OV)	413,651	434,000
TOTAL NON-CURRENT ASSETS	702,581	753,098

TOTAL ASSETS	$1,064,962	$836,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$567,022	$557,108
Current portion of long-term debt, net of debt discount of $0 and $22,065, respectively	350,000	277,935
Shareholder loan	14,596	16,190
TOTAL CURRENT LIABILITIES	931,618	851,233

NON-CURRENT LIABILITIES
Long-term debt, net of current portion	341,564	358,366
TOTAL NON-CURRENT LIABILITIES	341,564	358,366

TOTAL LIABILITIES	1,273,182	1,209,599

STOCKHOLDERS' DEFICIT
Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized, 9,881,211 and 9,561,211 shares issued and outstanding respectively)	9,881	9,561
Additional paid-in capital	4,215,243	4,206,883
Other accumulated comprehensive income	280,282	282,229
Accumulated deficit	(4,713,626)	(4,871,965)
TOTAL STOCKHOLDERS' DEFICIT	(208,220)	(373,292)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,064,962	$836,307

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

IN US$

	For Three Months Ended		For Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Net Revenue	$730,901	$-	$730,901	$-
Cost of revenue	-	-	-	-
Gross profit	730,901	-	730,901	-

Operating expenses

Research and development	25,672	7,664	56,915	127,428
Depreciation and amortization	7,501	16,183	15,072	33,725
Compensation - directors and officers	132,000	113,400	264,000	140,089
General and administration expenses	40,107	252,105	164,196	375,728
Total operating expenses	205,280	389,352	500,183	676,970

Income (loss) from operations	525,621	(389,352)	230,718	(676,970)

Other income (expense)
Interest expense, net of interest income	(28,574)	3,698	(72,379)	(42,270)
Total Other income (expense)	(28,574)	3,698	(72,379)	(42,270)

Income (loss) from operations before income taxes	497,047	(385,654)	158,339	(719,240)

Provision for income taxes	-	-	-	-

Net income (loss)	497,047	(385,654)	158,339	(719,240)
Other comprehensive (loss) income
Foreign currency translation	(5,284)	24,696	(1,947)	134,070

Comprehensive income (loss)	$491,763	$(360,958)	$156,392	$(585,170)

Net loss per share
Basic and Diluted:
Basic	$0.051	$(0.193)	$0.016	$(0.360)
Diluted	$0.048	$(0.193)	$0.015	$(0.360)

Weighted average number of shares used in computing basic and diluted net loss per share:
Basic	9,811,646	2,000,000	9,686,428	2,000,000
Diluted	10,320,754	2,000,000	10,195,536	2,000,000

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN US$

	For The Six Months Ended
	December 31, 2015	December 31, 2014

Net income (loss)	$158,339	$(719,240)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	15,072	33,725
Other non cash operating expenses	-	391,016
Amortization of debt discount	30,425	-
(Increase) decrease in assets:
Other current assets	(29,920)	(22,642)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	10,234	7,859
Net cash provided by (used in) operating activities	184,150	(309,282)

Cash flows from financing activities
Proceeds from borrowings, net of repayments	50,000	16,400
Proceed from issuance of shares	-	183,740
Net cash provided by financing activities	50,000	200,140

Effect of exchange rate changes	15,102	110,603

Net increase in cash and cash equivalents	249,252	1,461
Cash and cash equivalents at the beginning of the period	77,045	4,413

Cash and cash equivalents at the end of the period	$326,297	$5,874

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Payment of Director Loans	$-	$658,632
Issuance of Shares for Payments for Operations	$-	$721,145
Payment of Directors Fees	$-	$757,956

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

On June 7, 2015 Mariposa Australia entered into an Exclusive License Agreement (the "License Agreement") with Shanxi Kangbao Biological Product Co., Ltd. ("Shanxi") under which the Company granted to Shanxi an exclusive license to manufacture, trial, produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of the oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong in return for (i) milestone payments from Shanxi of up to AUD$8,291,819 (USD$6,440,498), and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong.

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Revenue Recognition

Revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. Revenue will also be recognized in accordance with terms of any agreement entered into by the Company including license agreements.

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

The following table presents assets that are measured at fair value on a recurring basis at December 31, 2015 and June 30, 2015:

December 31, 2015	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$341,564	$-	$341,564	$-
Total	$341,564	$-	$341,564	$-

June 30, 2015	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$358,366	$-	$358,366	$-
Total	$358,366	$-	$358,366	$-

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total net assets available for benefits. There were no transfers between Level 1, Level 2, or Level 3 for the periods ended December 31, 2015 and June 30, 2015.

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

The following table sets for the computation of basic and diluted earnings per share for the six months ended December 31, 2015 and 2014:

	2015	2014
Net Income (Loss)	$158,339	$(719,240)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	9,686,428	2,000,000
Diluted	10,195,536	2,000,000

Net loss per share
Basic and Diluted:
Basic	$0.016	$(0.360)
Diluted	$0.015	$(0.360)

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

There are no such contingencies noted as of December 31, 2015.

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

Note 3 – GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended December 31, 2015 and 2014, the Company had a net income (loss) of $158,339 and ($719,240) and net cash provided by (used in) operating activities of $184,150 and ($309,282).

The Company continues to enact measures to address liquidity, working capital and operating concerns including issuance of capital stock for cash, and repayment of loans, fees and expenses as well as executing new debt financing arrangements, as further described in Note 7 to the consolidated financial statements. The Company was able to generate proceeds of $928,128 representing the initial milestone payment from the license agreement entered into in June 2015 enabling them to be cash positive and profitable during the quarter ended December 31, 2015.

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

A summary of the Company’s technology and intangible assets as of December 31, 2015 and June 30, 2015 is set forth below:

	December 31, 2015	June 30, 2015
TA-270
Original Cost	$552,976	$580,178
Less: Accumulated Amortization	(264,046)	(261,080)
Balance	288,930	319,098

Goodwill (HI-164OV)	413,651	434,000

Total	$702,581	$753,098

The amortization of TA-270 is over 10 years as detailed in Note 2.

The Company amortizes its statutory-based intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 1 to 15 years. For the three months ended December 31, 2015 and 2014, amortization expense was $7,501 and $16,205 respectively. Concurrent with the acquisition of Mariposa Australia, the remaining asset value of TA-270 of $319,098 will be amortized over a period of 10 years, the remaining expected useful life of those assets.

As of December 31, 2015, future estimated amortization expense is expected to be as follows:

June 30, 2016	$15,207
June 30, 2017	30,414
June 30, 2018	30,414
June 30, 2019	30,414
June 30, 2020	30,414
June 30, 2021	30,414
June 30, 2022	30,414
June 30, 2023	30,413
June 30, 2024	30,413
June 30, 2025	30,413
$288,930

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2015 and June 30, 2015, accounts payable and accrued expenses are comprised of the following:

	December 31, 2015	June 30, 2015
Trade payables	$185,282	$188,308
Accrued officer wages and directors fees	313,502	152,714
Accrued interest	51,371	10,612
Other accrued expenses	16,867	201,911
Other payables	-	3,563
Total accounts payable and accrued expenses	$567,022	$557,108

NOTE 6 – RELATED PARTY TRANSACTIONS

Director Loans

As of June 30, 2014, the Company had various loans payable to directors of the Company. All loans had interest payable at the rate of 12.5% per annum and which were due upon demand. Related interest was accrued and reported in accrued expenses.

	2015	2014
Related Party notes payable	$-	$553,154

Directors lent the Company a total (including interest of $118,051 USD) of AUD $671,205 to fund the Company’s operations at June 30, 2014. On October 30, 2014 the shareholders of the Company approved the issuance of 7,290,096 shares of common stock at AUD $0.10 per share related to the conversion of total Directors' loans to shares, being the repayment of all Director loans and interest accrued to the period October 30, 2014, totaling AUD $729,009 (USD $671,205).

The total accrued interest on the Directors loans to December 31, 2015 and June 30, 2015 was $0.

Shareholder Loan

The amount of the shareholder loan on December 31, 2015 and June 30, 2015 was AUD $20,000 (USD $14,596) and AUD $20,000 (USD $16,190). No interest has been accrued on the shareholder loan.

Directors Fees and Salaries

At December 31, 2015 and June 30, 2015, the Company had accrued Directors' fees and salaries in the following amounts:

	December 31, 2015	June 30, 2015
Directors Fees and Salaries	$313,502	$152,714

These amounts are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets at December 31, 2015 and June 30, 2015.

NOTE 7 – LONG-TERM DEBT

Convertible Notes

PT Soho Industri Pharmasi

Mariposa Australia entered into a Convertible Note Deed (the "Convertible Note") dated September 29, 2010 with PT Soho Industri Pharmaci in the principal amount of AUD $750,000 that bears interest at 6% per annum and had a maturity date of September 28, 2013 that was amended and replaced by an Unsecured Loan Deed dated May 6, 2015. Soho agreed to amend and replace the Convertible Note. The note holder has converted 60% of the debt to equity in Mariposa US at the time of the Purchase and, assuming a minimum listing price, has agreed to convert the balance AUD $368,204 (USD $281,796) to equity in Mariposa US upon Mariposa Australia listing on a recognized exchange. The Unsecured Loan Deed may be converted into 438,789 of common shares of the Company upon the Company’s ability to list on a recognized US stock exchange (an exchange greater than the over-the-counter exchanges). The total accrued interest on the Convertible Note as of December 31, 2015 and June 30, 2015 was $21,340 and $4,728, respectively. These amounts are included in accounts payable and accrued expenses. The Unsecured Loan Deed has interest at 12.5% per annum and a maturity date of May 12, 2018 and is included in long-term liabilities.

The conversion feature of the convertible note is not viewed separately from the debt. Therefore, no value is assigned to the conversion feature.

Lyndcote Holding Pty Ltd

The Company on January 28, 2015 issued a convertible note in the amount of AUD $100,000 (USD $76,570) with interest at 15% per annum and a maturity date of June 30, 2018 and this amount is included in long-term liabilities. The total accrued interest on the Convertible Note as of December 31, 2015 and June 30, 2015 was $10,077 and $4,815, respectively. These amounts are included in accounts payable and accrued expenses.

As of December 31, 2015 and the date of this report the convertible note is outstanding and has not been converted.

This note is convertible into shares of common stock in accordance with the terms of the convertible note. The lender is to receive 70,319 shares of common stock which is .93% of the total shares issued to the Mariposa Australia shareholders in the reverse merger with the Company.

Promissory Note

The Company on June 17, 2015 issued a Promissory Note in the amount of up to $500,000 with interest at 10% per annum and a maturity date of October 15, 2015.  The proceeds drawn down were used for general working capital. The note is senior to our other debt obligations.  All outstanding principal and interest was due on the maturity date, which was 120 days from the closing date of the term loan.  The Company is currently negotiating with the lender to extend the maturity date but there is no assurance that it will be successful in doing so in which case it would be subject to the default remedies of the lender under the terms of the note that if they were unable to satisfy could force the Company to seek protection under the U.S. bankruptcy laws.  The total accrued interest on the Promissory Note as of December 31, 2015 and June 30, 2015 was $19,954 and $1,069, respectively. These amounts are included in accounts payable and accrued expenses. As of December 31, 2015 the Company had drawn down $400,000 and repaid $50,000 of the principal owed to the lender. The principal balance of $350,000 is included as a current liability. The Company is accruing interest at the default interest rate of 15% per annum.

The Company issued 320,000, five-year warrants with an exercise price of $0.001 in accordance with the Promissory Note. As a result of the issuance of warrants, the Company recognized a debt discount in the amount of $33,440 to be recognized over the four months of the term of the debt. Amortization of the discount for the six months ended December 31, 2015 was $30,425. The lender was issued 320,000 shares of the Company's common stock on October 20, 2015, as a result of the exercise of the warrants under the terms of the Warrant.

At December 31, 2015, the Company has $350,000 included as current liabilities and $341,564 as long-term liabilities.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has authorized preferred stock of 5,000,000 shares with a par value of $0.0001. No shares of preferred stock have been issued to date.

Common Stock

The Company has 100,000,000 shares of authorized common stock with a par value of $0.001.

The Company has issued 2,000,000 shares of common stock to its founder on June 23, 2014 at par value of $2,000. On June 17, 2015, as described herein, the Company issued 7,561,211 shares of common stock to acquire Mariposa Australia. On October 20, 2015, the lender of the Promissory Note, PTS, Inc., was issued 320,000 shares of the Company's common stock as a result of the exercise of the warrants under the terms of the Warrant. Additionally, another 438,789 shares of common stock have been reserved to account for exercises of warrants held by Mariposa Australia into sharers of the Company’s common stock.

As of December 31, 2015, the Company has 9,881,211 shares of common stock issued and outstanding.

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

On October 20, 2015, the 320,000 warrants issued with the Promissory Note was exercised by the lender under the terms of the Warrant.

Warrants Outstanding	December 31, 2015	June 30, 2015
Beginning of Period	758,789	-
Issued	-	678,789
Exercised	(320,000)	-
Forfeited	-	-
	438,789	678,789

The relative fair value of the 320,000 warrants of $33,440 was calculated under the Black-Scholes method using the following assumptions:

Strike price - $0.001

Market Price - $0.1149

Volatility - 100%

5 Year US Treasury Bond Rate - 1.84%

Amortization of the debt discount for the six months ended December 31, 2015 was $30,425.

NOTE 9 – COMMITMENTS

The Company has entered into employment agreements on June 15, 2015 (effective for the 2016 fiscal year), with its key executives for a period of five years. The expected base salary for these key executives is $500,000, annually. There are opportunities for the executives to earn bonus pay and equity pay when approved by the Board of Directors. There is no bonus or equity pay accrued for in the six months ended December 31, 2015 as there has been no approval for this at this time.

The Company has complied with the terms of its license agreements to date and has no financial commitments.

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

As of December 31, 2015, there is no provision for income taxes, current or deferred.

December 31, 2015
Net operating losses	$1,602,633
Valuation allowance	(1,602,633)
$-

At December 31, 2015, the Company had a net operating loss carry forward in the amount of approximately $4,713,626 available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended December 31, 2015 is summarized below:

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

Overview

We were formed in June 2014 to pursue a business combination. On December 8, 2014 our sole shareholder, Richard Chiang, entered into a Share Purchase Agreement with Expert Capital Investments Limited which acquired all our issued and outstanding shares of common stock, elected a new Board of Directors and appointed new management. On June 19, 2015, we entered into a Share Purchase Agreement with Mariposa Australia. Following the Purchase, we changed our name to “Mariposa Health, Inc." Mariposa Australia was formed in 2008 and is an Australian unlisted public company meaning that under the Corporations Act 2001 of Australia it is able to sell to an unlimited number of shareholders but is not listed on the Australian Stock Exchange. Mariposa Australia is a clinical stage biotech company formed in 2003 that started with a single piece of intellectual property for staph-associated snoring and sleep disturbances and built its portfolio through acquisition, re-positioning in the fields of COPD and asthma. On June 7, 2015 we entered into the License Agreement with Shanxi Kangbao Biological Product Co., Ltd. under which we granted to Shanxi an exclusive license to manufacture, trial, produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in in China, Taiwan, Macao and Hong Kong in return for (i) milestone payments from Shanxi of up to AUD$8,291,818.96 (USD$6,440,497.85), of which the first payment of AUD$1,242,327.27 (USD$964,723.29) was made seven days from execution of the License Agreement, and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong.

After the Purchase, we succeeded to the business of Mariposa Australia as our sole line of business.

Included in this Form 10-Q filing are the consolidated balance sheets of Mariposa US as of December 31, 2015 (unaudited) and June 30, 2015, the consolidated statements of operations of Mariposa US for the six and three months ended December 31, 2015 and 2014 (unaudited), and the consolidated statements of cash flows of Mariposa US, for the six months ended December 31, 2015 and 2014 (unaudited).

The following is a discussion of (i) our results of operations and financial condition for the six and three months ended December 31, 2015 as compared to the six and three months ended December 31, 2014; (ii) our liquidity and capital resources; (iii) off-balance sheet arrangements and (iv) critical accounting policies.

Fiscal Year

Our fiscal year ends on June 30 which is the fiscal year of our predecessor entity. Reference in this Annual Report on Form 10-Q to a fiscal year is reference to the fiscal year ended June 30. For example, references to fiscal 2015 refers to the fiscal year ended June 30, 2015.

For the three months ended December 31, 2015 and 2014

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

Revenue recognized in the six months and the three months ended December 31, 2015 was the first payment under the Exclusive License Agreement with Shanxi Kangbao Biological Product Co.,, Ltd. dated June 7, 2015.

Comparison of the Three Months and the Six Months Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the three months and the six months ended December 31, 2015 and 2014, together with the changes in those items in dollars and as a percentage:

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

IN US$

	For Three Months Ended			For Six Months Ended
	December 31, 2015		December 31, 2014	December 31, 2015		December 31, 2014

Net Revenue	$730,901		$-	$730,901		$-
Cost of revenue	-		-	-		-
Gross profit	730,901		-	730,901		-

Operating expenses

Research and development	25,672	235%	7,664	56,915	-55%	127,428
Depreciation and amortization	7,501	-54%	16,183	15,072	-55%	33,725
Compensation - directors and officers	132,000	16%	113,400	264,000	88%	140,089
General and administration expenses	40,107	-84%	252,105	164,196	-56%	375,728
Total operating expenses	205,280	-47%	389,352	500,183	-26%	676,970

Income (loss) from operations	525,621		(389,352)	230,718		(676,970)

Other income (expense)
Interest expense, net of interest income	(28,574)		3,698	(72,379)		(42,270)
Total Other income (expense)	(28,574)		3,698	(72,379)		(42,270)

Income (loss) from operations before income taxes	497,047		(385,654)	158,339		(719,240)

Provision for income taxes	-		-	-		-

Net income (loss)	497,047		(385,654)	158,339		(719,240)
Other comprehensive (loss) income
Foreign currency translation	(5,284)	-121%	24,696	(1,947)	-102%	134,070

Comprehensive income (loss)	$491,763		$(360,958)	$156,392		$(585,170)

Net loss per share
Basic and Diluted:
Basic	$0.051		$(0.193)	$0.016		$(0.360)
Diluted	$0.048		$(0.193)	$0.015		$(0.360)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	9,811,646		2,000,000	9,686,428		2,000,000
Diluted	10,320,754		2,000,000	10,195,536		2,000,000

Comparison of three months ended December 31, 2015 and 2014

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

Research and development expenses increased by $18,008 or 235% due to the increased costs associated with patent maintenance during the three months ended December 31, 2015. Mariposa US expects research and development costs to continue to increase in the future as the Company pursues further enhancements of our existing product and develop technology for our potential future TA-270 and HI-164OV products.

•	Depreciation and amortization expenses consist of the amortization expense related to TA-270. TA-270 was acquired through the acquisition of Mariposa Australia on June 17, 2015. We expect to amortize it over 10 years. In the three months ended December 31, 2015, the Company did not purchase additional property, plant, equipment or intangible assets.

Depreciation and amortization expenses decreased by $8,682, or 54%, due to extended useful life of TA-270 as a result of Mariposa US’s acquisition of Mariposa Australia and the fluctuation of exchange rate between the U.S. dollars and Australian dollars.

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

Compensation, directors and officer’s expenses increased by $18,600, or 16%, due to the fees and salaries paid and accrued regarding corporate development and activity associated with seeking a listing in the United States.

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

General and administrative expenses decreased by $211,998 or 84%, because in the three months ended December 31, 2014, the Company incurred consulting fees of $98,385 associated with seeking a listing in the US and audit fees of $88,183 for financial reports under GAAP and AABS. After Mariposa US becomes a listed company, we expect our general and administrative costs to increase as Mariposa US incurs the additional costs of being a listed company, including higher legal, accounting, insurance, exchange listing, and other costs.

•	Interest Expense, Net of Interest Income. Our interest expense, net of interest income is primarily of interest expenses associated with the Company’s two convertible notes and one promissory note.

•	Foreign currency translation gains decreased by $29,980, or 121%, due to the significant depreciation of the Australian dollars to the US dollars in the three months ended December 31, 2014.

•	Net profit/loss. Net profit was $497,047 for the three months ended December 31, 2015, as compared to the net loss of $385,654 for the three months ended December 31, 2014.

Comparison of six months ended December 31, 2015 and 2014

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

Research and development expenses decreased by $70,513 or 55% as the Company was concentrating on patent maintenance during the six months ended December 31, 2015. The difference mainly consisted of the medical advisory fees of $67,348 in 2014. No such expenses incurred in 2015. Mariposa US expects research and development costs to increase in the future as the Company pursues further enhancements of our existing product and develop technology for our potential future TA-270 and HI-164OV products.

•	Depreciation and amortization expenses consist of the amortization expense related to TA-270. TA-270 was acquired through the acquisition of Mariposa Australia on June 17, 2015. We expect to amortize it over 10 years. In the three months ended December 31, 2015, the Company did not purchase additional property, plant, equipment or intangible assets.

Depreciation and amortization expenses decreased by $18,653, or 55%, due to extended useful life of TA-270 as a result of Mariposa US’s acquisition of Mariposa Australia and the fluctuation of exchange rate between the U.S. dollars and Australian dollars.

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

Compensation, directors and officer’s expenses increased by $123,911, or 88%, due to the fees and salaries paid and accrued regarding corporate development and activity associated with seeking a listing in the US.

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

General and administrative expenses decreased by $211,532, or 56%, because in the six months ended December 31, 2014, the Company incurred consulting fees of $98,385 associated with seeking a listing in the United States and audit fees of $88,183 for financial reports under GAAP and AABS. After Mariposa US becomes a listed company, we expect our general and administrative costs to increase as Mariposa US incurs the additional costs of being a listed company, including higher legal, accounting, insurance, exchange listing, and other costs.

•	Interest Expense, Net of Interest Income. Our interest expense, net of interest income is primarily of interest expenses associated with the Company’s two convertible notes and one promissory note.

•	Foreign currency translation gains decreased by $136,017, or 102%, because in the six months ended December 31, 2014, the Company recalculated the cost basis for its common shares issued prior to June 30, 2014 based on the adjusted exchange rate.

•	Net profit/loss. Net profit was $158,339 for the six months ended December 31, 2015, as compared to the net loss of $719,240 for the six months ended December 31, 2014.

Liquidity and Capital Resources

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

IN US$

	December 31, 2015	December 31, 2014

Net income (loss)	$158,339	$(719,240)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,072	33,725
Other non-cash consulting expenses	-	391,016
Amortization of debt discount	30,425	-
(Increase) decrease in assets:
Other current assets	(29,920)	(22,642)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	10,234	7,859
Net cash provided by (used in) operating activities	184,150	(309,282)

Cash flows from investing activities
Acquisition of Hunter Immunology Pty Ltd	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from borrowings, net of repayments	50,000	16,400
Proceeds from issuance of shares	-	183,740
Net cash provided by financing activities	50,000	200,140

Effect of exchange rate changes	15,102	110,603

Net increase in cash	249,252	1,461
Cash at the beginning of the period	77,045	4,413
Cash at the end of the period	$326,297	$5,874

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Payment of Directors Loans	$-	$658,632
Issuance of Shares for Payments for Operations	$-	$721,145
Payment of Directors Fees	$-	$757,956

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

On June 7, 2015 Mariposa Australia entered into the License Agreement with Shanxi Kangbao Biological Product Co., Ltd. under which we granted to Shanxi an exclusive license to manufacture, trial, produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in in China, Taiwan, Macao and Hong Kong in return for (i) milestone payments from Shanxi of up to AUD$8,291,819 (USD$6,440,498), of which the first payment of AUD$1,242,327 (USD$964,723) was made seven days from execution of the License Agreement, and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong. The proceeds for the first payment were received on October 22, 2015.

On June 17, 2015 following the execution of the SPA, we obtained a bridge loan that allowed us to draw down as much as $500,000 from PTS, Inc. for which we issued a promissory note with a maturity date of October 15, 2015 bearing interest of 10% per annum. We issued a warrant that is exercisable for five years at an exercise price equal to $0.001 per share to allow PTS, Inc. to receive up to 400,000 shares of our common stock depending on the amount of the $500,000 which we borrowed.

During the six months ended December 31, 2015, the Company generated $184,150 cash in operating activities, consisting primarily of a net profit of $158,339, offset by increase in trade and other payables of $10,234, increase in other current assets of $29,920, depreciation and amortization of intellectual property $15,072, and amortization of the debt discount of $30,425. This compares to the six months ended December 31, 2014, when the Company used $309,282 cash in operating activities, consisting primarily of a net loss of $719,240, offset by increase in trade and other payables of $7,859, increase in other current assets of $22,642, depreciation and amortization of intellectual property $33,725 and other non-cash operating expenses of $391,016.

The operating activities mainly consist of corporate development and activity associated with seeking a listing in the US and activities associated with the TA-270 and HI-164OV acquired through the acquisition of Mariposa Australia on June 17, 2015.

Financing Activities:

Financing activities used $50,000 of cash during the three months ended December 31, 2015 for the repayment related to the long-term debt (Note 7). In 2014, financing activities provided $49,518 of cash from the issuance of common stock to new and existing investors.

During the six months ended December 31, 2015, financing activities provided $50,000 of cash, net of loan repayments. This compares to the six months ended December 31, 2014, financing activities provided $200,140 of cash, including $183,740 from the issuance of common stock to new and existing investors and $16,400 from borrowings.

Funding for the business has come primarily through the issuance of equity and convertible debt, and grants from private institutions and government agencies. Over the next few years, we intend to invest in (1) research and development to advance our existing products and develop next generation products, and (2) clinical and regulatory efforts for our existing product and to assess the feasibility of future products. Additionally, after the completion of the proposed public offering, we expect that our general and administrative expenses will increase as we incur the substantial incremental costs associated with being a public company. There can be no assurance that we will be successful in doing so. The proceeds from this proposed public offering may not be sufficient to finance the company beyond the next 18 to 24 months and we will need to raise additional capital. There can be no assurances that we will be successful in doing so.

We believe that additional capital will be required and be provided through additional financings, however, we cannot assure you that it can secure additional equity or debt financings at acceptable prices to maintain projected operating levels. Our failure to obtain necessary financing, or reduce expenses could impair our ability to stay in business.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended December 31, 2015 and 2014, the Company had a net income of $158,339 and a net loss of $719,240 and net cash provided by (used in) operating activities of $184,150 and ($309,282). The Company was able to generate proceeds of $928,128 representing the initial milestone payment from the license agreement entered into in June 2015 enabling them to be cash positive and profitable during the quarter ended December 31, 2015.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the six months ended December 31, 2015 and 2014.

Contractual Obligations

We had no contractual obligations as of December 31, 2015.

Tax Loss Carryforwards

At December 31, 2015, the Company had a net operating loss carry forward in the amount of approximately $4,713,626 available to offset future taxable income through 2035. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Revenue Recognition

Revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. Revenue will also be recognized in accordance with terms of any agreement entered into by the Company including license agreements.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our President and Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2014, our management, with the participation of our President and Chief Financial Officer, concluded that our internal control over financial reporting were effective as of December 31, 2015.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is in default of the Promissory Note owed to PTS, Inc. ("PTS"). As of December 31, 2015 the Company had drawn down $400,000 and repaid $50,000 of the principal owed to PTS. The principal balance of $350,000 is included as a current liability. The total accrued interest on the Promissory Note as of December 31, 2015 was $19,954. The Company is accruing interest at the default interest rate of 15% per annum. The Company is in negotiations with PTS to extend the maturity date of the Promissory Note.

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

MARIPOSA HEALTH, INC.

Date: February 16, 2016	By:	/s/ Phillip Comans
Phillip Comans, President and CEO