Form 10-Q
period 2016-03-31
MARIPOSA HEALTH, INC.
filed 2016-05-16
CIK 1612253

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, MARCH 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-55239

MARIPOSA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1201309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 11, 2016 there were 9,881,211 shares of the issuer’s common stock, $0.0001 par value, outstanding.

-i-

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN US$

	March 31, 2016	June 30, 2015
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$129,661	$77,045
Other current assets	9,322	6,164
TOTAL CURRENT ASSETS	138,983	83,209

NON-CURRENT ASSETS
Intangible assets, net (TA-270)	295,590	319,098
In-process research and development (HI-164OV)	434,623	434,000
TOTAL NON-CURRENT ASSETS	730,213	753,098

TOTAL ASSETS	$869,196	$836,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$634,675	$557,108
Current portion of long-term debt, net of debt discount of $0 and $22,065, respectively	350,000	277,935
Shareholder loan	15,336	16,190
TOTAL CURRENT LIABILITIES	1,000,011	851,233

NON-CURRENT LIABILITIES
Long-term debt, net of current portion	358,881	358,366
TOTAL NON-CURRENT LIABILITIES	358,881	358,366

TOTAL LIABILITIES	1,358,892	1,209,599

STOCKHOLDERS' DEFICIT
Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized, 9,881,211 and 9,561,211 shares issued and outstanding respectively)	988	956
Additional paid-in capital	4,223,848	4,215,488
Other accumulated comprehensive income	284,651	282,229
Accumulated deficit	(4,999,183)	(4,871,965)
TOTAL STOCKHOLDERS' DEFICIT	(489,696)	(373,292)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$869,196	$836,307

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

IN US$

	For Three Months Ended		For Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Net revenue	$-	$-	$730,901	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	730,901	-

Operating expenses
Research and development	35,784	(2,477)	92,699	124,951
Depreciation and amortization	7,521	14,901	22,593	48,626
Compensation - directors and officers	132,000	98,340	396,000	238,429
General and administration expenses	81,634	89,316	245,830	465,045
Total operating expenses	256,939	200,080	757,122	877,051

Loss from operations	(256,939)	(200,080)	(26,221)	(877,051)

Other income (expense)
Interest expense, net of interest income	(28,618)	(6,458)	(100,997)	(67,970)
Total Other income (expense)	(28,618)	(6,458)	(100,997)	(67,970)

Income (loss) from operations before income taxes	(285,557)	(206,538)	(127,218)	(945,021)

Provision for income taxes	-	-	-	-

Net income (loss)	(285,557)	(206,538)	(127,218)	(945,021)
Other comprehensive (loss) income
Foreign currency translation	4,369	44,010	2,422	178,080

Comprehensive income (loss)	$(281,188)	$(162,528)	$(124,796)	$(766,941)

Net loss per share
Basic and Diluted:
Basic	$(0.029)	$(0.103)	$(0.013)	$(0.473)
Diluted	$(0.029)	$(0.103)	$(0.013)	$(0.473)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	9,881,211	2,000,000	9,750,884	2,000,000
Diluted	10,390,319	2,070,319	10,259,992	2,070,319

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN US$

	For The Nine Months Ended
	March 31, 2016	March 31, 2015

Net loss	$(127,218)	$(945,021)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	22,593	48,626
Other non cash operating expenses	-	376,304
Amortization of debt discount	30,425	-
(Increase) decrease in assets:
Other current assets	(3,158)	3,735
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	77,598	2,464
Net cash provided by (used in) operating activities	240	(513,892)

Cash flows from financing activities
Proceeds from borrowings, net of repayments	50,000	15,248
Proceed from issuance of shares	-	308,362
Net cash provided by financing activities	50,000	323,610

Effect of exchange rate changes	2,376	211,966

Net increase in cash and cash equivalents	52,616	21,684
Cash and cash equivalents at the beginning of the period	77,045	4,413

Cash and cash equivalents at the end of the period	$129,661	$26,097

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Payment of Director Loans	$-	$658,632
Issuance of Shares for Payments for Operations	$-	$751,895
Payment of Directors Fees	$-	$757,956
Warrants Issued with Promissory Note	$8,360	$-
Issuance of Shares for Warrants Exercised	$32	$-

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH, INC. AND SUBISIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Note 1 – Basis of Presentation and SUMMARY OF Significant Accounting Policies

Description of BUSINESS

Mariposa Health, Inc. (“Mariposa US” or the “Company”) was incorporated under the laws of the State of Delaware on June 23, 2014 with the intention to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. On December 8, 2014, our sole officer and director, Richard Chiang, entered into a Share Purchase Agreement pursuant to which he sold 10,000,000 shares of our common stock that he owned to Expert Capital Investments Limited for an aggregate purchase price of $40,000. These shares represented 100% of our issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, Expert Capital Investments Limited became our sole stockholder. On March 5, 2015, we filed an Amended and Restated Certificate of Incorporation under which we changed our name to Mariposa Health, Inc. and effected a 1:5 reverse split to reduce our outstanding shares of common stock from 10,000,000 shares to 2,000,000 shares and to authorize a classified Board of Directors. Under a classified Board of Directors, directors serve staggered, three-year terms. Approximately one-third of our board of directors will be elected each year.

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

Immediately following the execution of the Purchase Agreement the Company appointed Dr. Phillip Comans, Kevin Lynn and Margaret Bridges as directors, effective at the effective time of the Purchase.

Upon closing of the transaction, under the Purchase Agreement, Mariposa Australia became the surviving corporation, and wholly-owned subsidiary of Mariposa US. The transaction was accounted for as a reverse merger, and the historical financial information is that of Mariposa Australia.

Mariposa Australia is an Australian pharmaceutical R&D company with two projects in Phase II clinical development to treat COPD and asthma and TA-270 an oral anti-inflammatory and anti-oxidant drug, and HI-1640V, a product to address chronic obstructive pulmonary disease ("COPD"), including bronchitis and emphysema.

On June 7, 2015 Mariposa Australia entered into an Exclusive License Agreement (the "License Agreement") with Shanxi Kangbao Biological Product Co., Ltd. ("Shanxi") under which the Company granted to Shanxi an exclusive license to manufacture, trial, produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of the oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong in return for which Shanxi is to pay Mariposa Health the following (i) milestone payments of up to AUD$8,291,819 (USD$6,440,498), and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong.

Our strategy is to expedite clinical development, regulatory approval, and commercialization of our COPD product candidates. Phase II clinical data was generated for the oral vaccine to non-typeable H. Influenzae, HI-164OV and an oral treatment (tablet dose form), TA-270, We plan to begin a Phase II trials for HI-164OV and TA-270 at the earliest time depending on the time of obtaining sufficient funding. We plan to assess new dose forms, in particular of TA-270, with the intent to optimize the product and patent offerings. Trials and product development may be conducted in the United States, the European Union ("EU") or Australia depending on clinical and regulatory conditions, and our capacity to engage personnel and contractors. We believe data from these trials and research activities, if positive, may lead to U.S., EU or Australian regulatory approval for the treatment of COPD after completing Phase III trials. If successful in Phase II clinical trials, we plan to partner TA-270 and HI-164OV product candidates with a large pharmaceutical company or biotechnology company to undertake Phase III clinical trials and to gain regulatory approvals in the United States and elsewhere. Alternatively, if funding is available on suitable terms the commercial strategy could involve our undertaking Phase III clinical trials before partnering. The Company expects that data from clinical trials, whether conducted in the United States, EU or Australia, will form part of the regulatory package for each of these territories.

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

Note 2 – SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited consolidated financial statements of Mariposa Health, Inc. and its subsidiaries have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the annual financial statements for the period ended June 30, 2015 of Mariposa Health, Inc.

The interim financial statements present the consolidated balance sheets, statements of operations and cash flows Mariposa Health, Inc. and its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

In-Process Research and Development

In-process research and development (“IPR&D) represents the fair value assigned to incomplete research projects that the Company acquires through business combinations or developed internally which, at that time, have not reached technological feasibility. Intangible assets associated with IPR&D projects are not amortized until approval is obtained in the United States, subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated. Management reviews such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2015, in the Company’s annual impairment test, in evaluating the existing IPR&D, Management determined that none of the IPR&D was impaired.

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

The following table presents assets that are measured at fair value on a recurring basis at March 31, 2016 and June 30, 2015:

March 31, 2016	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$358,881	$-	$358,881	$-
Total	$358,881	$-	$358,881	$-

June 30, 2015	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$358,366	$-	$358,366	$-
Total	$358,366	$-	$358,366	$-

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total net assets available for benefits. There were no transfers between Level 1, Level 2, or Level 3 for the periods ended March 31, 2016 and June 30, 2015.

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

The following table sets for the computation of basic and diluted earnings per share for the nine months ended March 31, 2016 and 2015:

	2016	2015
Net Loss	$(127,218)	$(945,021)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	9,750,884	2,000,000
Diluted	10,259,992	2,070,319

Net loss per share
Basic and Diluted:
Basic	$(0.013)	$(0.473)
Diluted	$(0.013)	$(0.473)

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

There are no such contingencies noted as of March 31, 2016.

Segment Reporting

Management treats the operation of the Company as one segment being pharmaceutical research and development activities in Australia and Japan.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

New Accounting Pronouncements

During February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

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

Note 3 – GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended March 31, 2016 and 2015, the Company had a net loss of $127,218 and $945,021 and net cash provided by (used in) operating activities of $240 and ($513,892).

The Company continues to enact measures to address liquidity, working capital and operating concerns including issuance of capital stock for cash, and repayment of loans, fees and expenses as well as executing new debt financing arrangements, as further described in Note 7 to the consolidated financial statements. The Company was able to generate proceeds of $928,128 representing the initial milestone payment from the license agreement entered into in June 2015 enabling them to fund the operating activities during the nine months ended March 31, 2016.

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

NOTE 4 – INTANGIBLE ASSETS AND IN-PROGRESS RESEARCH AND DEVELOPMENT

The Company’s methodology for allocating the purchase price relating to purchase acquisitions is determined through established and generally accepted valuation techniques.

The process of evaluating the potential impairment of intangible assets and in-progress research and development requires significant judgment, especially in emerging markets. The Company regularly monitors current business conditions and other factors including, but not limited to, adverse industry or economic trends, restructuring actions and lower projections of profitability that may impact future operating results.

A summary of the Company’s technology and intangible assets as of March 31, 2016 and June 30, 2015 is set forth below:

	March 31, 2016	June 30, 2015
TA-270
Original Cost	$581,011	$580,178
Less: Accumulated Amortization	(285,421)	(261,080)
Balance	295,590	319,098

HI-164OV – IPR&D	434,623	434,000

Total	$730,213	$753,098

The amortization of TA-270 is over 10 years as detailed in Note 2.

The Company amortizes its statutory-based intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 1 to 15 years. For the nine months ended March 31, 2016 and 2015, amortization expense was $22,593 and $48,626 respectively. Concurrent with the acquisition of Mariposa Australia, the remaining asset value of TA-270 of $295,590 will be amortized over a period of 10 years, the remaining expected useful life of those assets.

As of March 31, 2016, future estimated amortization expense is expected to be as follows:

June 30, 2016	$7,989
June 30, 2017	31,956
June 30, 2018	31,956
June 30, 2019	31,956
June 30, 2020	31,956
June 30, 2021	31,956
June 30, 2022	31,956
June 30, 2023	31,955
June 30, 2024	31,955
June 30, 2025	31,955
$295,590

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2016 and June 30, 2015, accounts payable and accrued expenses are comprised of the following:

	March 31, 2016	June 30, 2015
Trade payables	$126,208	$188,308
Accrued officer wages and directors fees	404,281	152,714
Accrued interest	82,024	10,612
Other accrued expenses	22,162	201,911
Other payables	-	3,563
Total accounts payable and accrued expenses	$634,675	$557,108

NOTE 6 – RELATED PARTY TRANSACTIONS

Director Loans

As of June 30, 2014, the Company had various loans payable to directors of the Company. All loans had interest payable at the rate of 12.5% per annum and which were due upon demand. Related interest was accrued and reported in accrued expenses.

F-12

	2015	2014
Related Party notes payable	$-	$553,154

Directors loanedt the Company a total (including interest of $118,051 USD) of AUD $671,205 to fund the Company’s operations at June 30, 2014. On October 30, 2014 the shareholders of the Company approved the issuance of 7,290,096 shares of common stock at AUD $0.10 per share related to the conversion of total Directors' loans to shares, being the repayment of all Director loans and interest accrued to the period October 30, 2014, totaling AUD $729,009 (USD $671,205).

There were no accrued interests on the Directors loans as of March 31, 2016 and June 30, 2015.

Shareholder Loan

The amount of the shareholder loans on March 31, 2016 and June 30, 2015 was AUD $20,000 (USD $15,336) and AUD $20,000 (USD $16,190). No interest has been accrued on the shareholder loan.

Directors Fees and Salaries

At March 31, 2016 and June 30, 2015, the Company had accrued Directors' fees and salaries in the following amounts:

	March 31, 2016	June 30, 2015
Directors Fees and Salaries	$404,281	$152,714

These amounts are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets at March 31, 2016 and June 30, 2015.

NOTE 7 – LONG-TERM DEBT

Convertible Notes

PT Soho Industri Pharmasi

Mariposa Australia entered into a Convertible Note Deed (the "Convertible Note") dated September 29, 2010 with PT Soho Industri Pharmaci in the principal amount of AUD $750,000 that bears interest at 6% per annum and had a maturity date of September 28, 2013 that was amended and replaced by an Unsecured Loan Deed dated May 6, 2015. Soho agreed to amend and replace the Convertible Note. The note holder has converted 60% of the debt to equity in Mariposa US at the time of the Purchase and, assuming a minimum listing price, has agreed to convert the balance AUD $368,204 (USD $281,796) to equity in Mariposa US upon Mariposa Australia listing on a recognized exchange. The Unsecured Loan Deed may be converted into 438,789 of common shares of the Company upon the Company’s ability to list on a recognized US stock exchange. The total accrued interest on the Convertible Note as of March 31, 2016 and June 30, 2015 was $31,216 and $4,728, respectively. These amounts are included in accounts payable and accrued expenses. The Unsecured Loan Deed has interest at 12.5% per annum and a maturity date of May 12, 2018 and is included in long-term liabilities.

The conversion feature of the convertible note is not viewed separately from the debt. Therefore, no value is assigned to the conversion feature.

Lyndcote Holding Pty Ltd

The Company on January 28, 2015 issued a convertible note in the amount of AUD $100,000 (USD $76,570) with interest at 15% per annum and a maturity date of June 30, 2018 and this amount is included in long-term liabilities. The total accrued interest on the Convertible Note as of March 31, 2016 and June 30, 2015 was $13,456 and $4,815, respectively. These amounts are included in accounts payable and accrued expenses.

As of March 31, 2016 and the date of this report the convertible note is outstanding and has not been converted.

This note is convertible into shares of common stock in accordance with the terms of the convertible note. The lender is to receive 70,319 shares of common stock which is .93% of the total shares issued to the Mariposa Australia shareholders in the reverse merger with the Company.

Promissory Note

The Company on June 17, 2015 issued a Promissory Note in the amount of up to $500,000 with interest at 10% per annum and a maturity date of October 15, 2015.  The proceeds drawn down were used for general working capital. The note is senior to our other debt obligations.  All outstanding principal and interest was due on the maturity date, which was 120 days from the closing date of the term loan.  The Company is currently negotiating with the lender to extend the maturity date but there is no assurance that it will be successful in doing so in which case it would be subject to the default remedies of the lender under the terms of the note that if they were unable to satisfy could force the Company to seek protection under the U.S. bankruptcy laws.  The total accrued interest on the Promissory Note as of March 31, 2016 and June 30, 2015 was $37,303 and $1,069, respectively. These amounts are included in accounts payable and accrued expenses. As of March 31, 2016 the Company had drawn down $400,000 and repaid $50,000 of the principal owed to the lender. The balance of $350,000 is included as a current liability. The Company is accruing interest at the default interest rate of 15% per annum. The Company is negotiating with the lender an extension of the maturity date.

The Company issued 320,000, five-year warrants with an exercise price of $0.001 in accordance with the Promissory Note. As a result of the issuance of warrants, the Company recognized a debt discount in the amount of $33,440 to be recognized over the four months of the term of the debt. Amortization of the discount for the nine months ended March 31, 2016 was $30,425. The lender was issued 320,000 shares of the Company's common stock on October 20, 2015, as a result of the exercise of the warrants under the terms of the Warrant.

At March 31, 2016, the Company has $350,000 included as current liabilities and $358,881 as long-term liabilities.

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

As of March 31, 2016, the Company has 9,881,211 shares of common stock issued and outstanding.

Warrants

The Company on June 17, 2015 and on July 27, 2015 issued 240,000 and 80,000 warrants, respectively, in accordance with the Promissory Note discussed in Note 7. Each warrant gives the note holder the right to buy one common share at $0.001 before the expiration date of June 17, 2020. The value of the warrants is calculated under the Black-Scholes method, and will be amortized over the period between the issuance date and the expiration date. The amount of the promissory note is presented net of the value of the warrants.

On October 20, 2015, the 320,000 warrants issued with the Promissory Note was exercised by the lender under the terms of the Warrant.

Warrants Outstanding	March 31, 2016	June 30, 2015
Beginning of Period	758,789	-
Issued	-	678,789
Exercised	(320,000)	-
Forfeited	-	-
	438,789	678,789

The relative fair value of the 320,000 warrants of $33,440 was calculated under the Black-Scholes method using the following assumptions:

Strike price - $0.001

Market Price - $0.1149

Volatility - 100%

5 Year US Treasury Bond Rate - 1.84%

Amortization of the debt discount for the nine months ended March 31, 2016 was $30,425.

NOTE 9 – COMMITMENTS

The Company has entered into employment agreements on June 15, 2015 (effective for the 2016 fiscal year), with its key executives for a period of five years. The expected base salary for these key executives is $500,000, annually. There are opportunities for the executives to earn bonus pay and equity pay when approved by the Board of Directors. There are no bonus or equity pay accrued for in the three months ended March 31, 2016 as there has been no approval for this at this time.

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

As of March 31, 2016, there is no provision for income taxes, current or deferred.

March 31, 2016
Net operating losses	$1,699,744
Valuation allowance	(1,699,744)
$-

At March 31, 2016, the Company had a net operating loss carry forward in the amount of approximately $4,999,183 available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2016 is summarized below:

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0.0%

The Australian operations will be part of an Australian tax return the Company will file. The Company does not plan to file a consolidated tax return that includes its Australian subsidiary.

NOTE 11 – SUBSEQUENT EVENTS

On May 5, 2016 the Company signed a Letter of Intent with the Ohio Clinical Trials Collaborative of Case Western Reserve University to pursue entering an Agreement for the provision of services and clinical trial related to HI-164OV, an oral vaccine targeting a reduction of exacerbations in COPD patients.

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

Overview

We were formed in June 2014 to pursue a business combination. On December 8, 2014 our sole shareholder, Richard Chiang, entered into a Share Purchase Agreement with Expert Capital Investments Limited which acquired all our issued and outstanding shares of common stock, elected a new Board of Directors and appointed new management. On June 19, 2015, we entered into a Share Purchase Agreement with Mariposa Australia. Following the Purchase, we changed our name to “Mariposa Health, Inc." Mariposa Australia was formed in 2008 and is an Australian unlisted public company meaning that under the Corporations Act 2001 of Australia it is able to sell to an unlimited number of shareholders but is not listed on the Australian Stock Exchange. Mariposa Australia is a clinical stage biotech company formed in 2003 that started with a single piece of intellectual property for staph-associated snoring and sleep disturbances and built its portfolio through acquisition, re-positioning in the fields of COPD and asthma. On June 7, 2015 we entered into the License Agreement with Shanxi Kangbao Biological Product Co., Ltd. under which we granted to Shanxi an exclusive license to manufacture, trial, produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in in China, Taiwan, Macao and Hong Kong in return for which Shanxi is to pay Mariposa Health the following (i) milestone payments of up to AUD$8,291,818.96 (USD$6,440,497.85), of which the first payment of AUD$1,242,327.27 (USD$964,723.29) was made seven days from execution of the License Agreement, and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong.

After the Purchase, we succeeded to the business of Mariposa Australia as our sole line of business.

Included in this Form 10-Q filing are the consolidated balance sheets of Mariposa US as of March 31, 2016 (unaudited) and June 30, 2015, the consolidated statements of operations of Mariposa US for the nine and three months ended March 31, 2016 and 2015 (unaudited), and the consolidated statements of cash flows of Mariposa US, for the nine months ended March 31, 2016 and 2015 (unaudited).

The following is a discussion of (i) our results of operations and financial condition for the nine and three months ended March 31, 2016 as compared to the nine and three months ended March 31, 2015; (ii) our liquidity and capital resources; (iii) off-balance sheet arrangements and (iv) critical accounting policies.

Fiscal Year

Our fiscal year ends on June 30 which is the fiscal year of our predecessor entity. Reference in this Annual Report on Form 10-Q to a fiscal year is reference to the fiscal year ended June 30. For example, references to fiscal 2015 refers to the fiscal year ended June 30, 2015.

For the three months and the nine months ended March 31, 2016 and 2015

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

Revenue recognized in the nine months ended March 31, 2016 was the first payment under the Exclusive License Agreement with Shanxi Kangbao Biological Product Co.,, Ltd. dated June 7, 2015.

Comparison of the Three Months and the Nine Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months and the nine months ended March 31, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

MARIPOSA HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015

IN US$

	For Three Months Ended			For Nine Months Ended
	March 31, 2016		March 31, 2015	March 31, 2016		March 31, 2015

Net Revenue	$-		$-	$730,901		$-
Cost of revenue	-		-	-		-
Gross profit	-		-	730,901		-

Operating expenses

Research and development	35,784	-1545%	(2,477)	92,699	-23%	124,951
Depreciation and amortization	7,521	-50%	14,901	22,593	-54%	48,626
Compensation - directors and officers	132,000	34%	98,340	396,000	64%	238,429
General and administration expenses	81,634	-9%	89,316	245,830	-46%	465,045
Total operating expenses	256,939	34%	200,080	757,122	-13%	877,051

Income (loss) from operations	(256,939)		(200,080)	(26,221)		(877,051)

Other income (expense)
Interest expense, net of interest income	(28,618)		(6,458)	(100,997)		(67,970)
Total Other income (expense)	(28,618)		(6,458)	(100,997)		(67,970)

Income (loss) from operations before income taxes	(285,557)		(206,538)	(127,218)		(945,021)

Provision for income taxes	-		-	-		-

Net income (loss)	(285,557)		(206,538)	(127,218)		(945,021)
Other comprehensive (loss) income
Foreign currency translation	4,368	-96%	44,010	2,422	-100%	178,080

Comprehensive income (loss)	$(281,189)		$(162,528)	$(124,796)		$(766,941)

Net loss per share
Basic and Diluted:
Basic	$(0.029)		$(0.103)	$(0.013)		$(0.473)
Diluted	$(0.029)		$(0.103)	$(0.013)		$(0.473)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	9,881,211		2,000,000	9,750,884		2,000,000
Diluted	10,390,319		2,070,319	10,259,992		2,070,319

Comparison of three months ended March 31, 2016 and 2015

Results of Operations

Operating Expenses. We generally recognize our operating expenses as we incur them in four general operational categories: research and development, depreciation and amortization, clinical and regulatory, director fees and salaries, and general and administration. We also expect to receive additional grants from private institutions and government agencies in the future to help fund some of the cost of our development efforts and we will record these grants as offsets to the costs that are incurred to complete the related work.

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

Research and development expenses increased by $38,261, or 1545%, because during the three months ended March 31, 2015, the Company reversed accrued research and development expenses of $34,596. No such transactions took place during the three months ended March 31, 2016. Mariposa US expects research and development costs to continue to increase in the future as the Company pursues further enhancements of our existing product and develop technology for our potential future TA-270 and HI-164OV products.

•	Depreciation and amortization expenses consist of the amortization expense related to TA-270. TA-270 was acquired through the acquisition of Mariposa Australia on June 17, 2015. We expect to amortize it over 10 years. In the three months ended March 31, 2016, the Company did not purchase additional property, plant, equipment or intangible assets.

Depreciation and amortization expenses decreased by $7,380, or 50%, due to extended useful life of TA-270 as a result of Mariposa US’s acquisition of Mariposa Australia and the fluctuation of exchange rate between the U.S. dollars and Australian dollars.

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

Compensation, directors and officer’s expenses increased by $33,660, or 34%, due to the fees and salaries paid and accrued regarding corporate development and activity associated with seeking a listing in the United States.

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

General and administrative expenses decreased by $7,682, or 9%, due to the depreciation of the Australian dollars to the US dollars. After Mariposa US becomes a listed company, we expect our general and administrative costs to increase as Mariposa US incurs the additional costs of being a listed company, including higher legal, accounting, insurance, exchange listing, and other costs.

•	Interest Expense, Net of Interest Income. Our interest expense, net of interest income is primarily of interest expenses associated with the Company’s two convertible notes and one promissory note.

•	Foreign currency translation (losses) gains decreased by $39,642, or 90%, because the value of the Australian dollars to the US dollars was relatively stable in the three months ended March 31, 2016.

•	Net loss. Net loss was $285,557 for the three months ended March 31, 2016, as compared to the net loss of $206,538 for the three months ended March 31, 2015.

Comparison of nine months ended March 31, 2016 and 2015

Results of Operations

Operating Expenses. We generally recognize our operating expenses as we incur them in four general operational categories: research and development, depreciation and amortization, clinical and regulatory, director fees and salaries, and general and administration. We also expect to receive additional grants from private institutions and government agencies in the future to help fund some of the cost of our development efforts and we will record these grants as offsets to the costs that are incurred to complete the related work.

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

Research and development expenses decreased by $32,252, or 26%, as the Company was concentrating on patent maintenance during the nine months ended March 31, 2016. Mariposa US expects research and development costs to increase in the future as the Company pursues further enhancements of our existing product and develop technology for our potential future TA-270 and HI-164OV products.

•	Depreciation and amortization expenses consist of the amortization expense related to TA-270. TA-270 was acquired through the acquisition of Mariposa Australia on June 17, 2015. We expect to amortize it over 10 years. In the nine months ended March 31, 2016, the Company did not purchase additional property, plant, equipment or intangible assets.

Depreciation and amortization expenses decreased by $26,033, or 54%, due to extended useful life of TA-270 as a result of Mariposa US’s acquisition of Mariposa Australia and the fluctuation of exchange rate between the U.S. dollars and Australian dollars.

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

Compensation, directors and officer’s expenses increased by $157,571, or 66%, due to the fees and salaries paid and accrued regarding corporate development and activity associated with seeking a listing in the US.

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

General and administrative expenses decreased by $219,215, or 47%, because in the nine months ended March 31, 2015, the Company incurred consulting fees of $98,385 associated with seeking a listing in the United States and audit fees of $88,183 for financial reports under GAAP and AABS. After Mariposa US becomes a listed company, we expect our general and administrative costs to increase as Mariposa US incurs the additional costs of being a listed company, including higher legal, accounting, insurance, exchange listing, and other costs.

•	Interest Expense, Net of Interest Income. Our interest expense, net of interest income is primarily of interest expenses associated with the Company’s two convertible notes and one promissory note.

•	Foreign currency translation gains decreased by $175,658, or 99%, because in the nine months ended March 31, 2015, the Company recalculated the cost basis for its common shares issued prior to June 30, 2014 based on the adjusted exchange rate.

•	Net loss. Net loss was 127,218 for the nine months ended March 31, 2016, as compared to the net loss of 945,021 for the nine months ended March 31, 2015.

Liquidity and Capital Resources

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015

IN US$

	March 31, 2016	March 31, 2015

Net (loss)	$(127,218)	$(945,021)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	22,593	48,626
Other non-cash consulting expenses	-	376,304
Amortization of debt discount	30,425	-
(Increase) decrease in assets:
Other current assets	(3,158)	3,735
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	77,598	2,464
Net cash provided by (used) in operating activities	240	(513,892)

Cash flows from investing activities
Acquisition of Hunter Immunology Pty Ltd	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from borrowings, net of repayments	50,000	15,248
Proceeds from issuance of shares	-	308,362
Net cash provided by financing activities	50,000	323,610

Effect of exchange rate changes	2,376	211,966

Net increase in cash	52,616	21,684
Cash at the beginning of the period	77,045	4,413
Cash at the end of the period	$129,661	$26,097

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Payment of Directors Loans	$-	$658,632
Issuance of Shares for Payments for Operations	$-	$751,895
Payment of Directors Fees	$-	$757,956
Warrants Issued with Promissory Note	$8,360	$-
Issuance of Shares for Warrants Exercised	$32	$-

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

On June 7, 2015 Mariposa Australia entered into the License Agreement with Shanxi Kangbao Biological Product Co., Ltd. under which we granted to Shanxi an exclusive license to manufacture, trial, produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in in China, Taiwan, Macao and Hong Kong in return for which Shanxi is to pay Mariposa Health the following (i) milestone payments of up to AUD$8,291,819 (USD$6,440,498), of which the first payment of AUD$1,242,327 (USD$964,723) was made seven days from execution of the License Agreement, and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong. The proceeds for the first payment were received on October 22, 2015.

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

During the nine months ended March 31, 2016, the Company generated $240 cash in operating activities, consisting primarily of a net loss of $127,218, offset by increase in trade and other payables of $77,598, decrease in other current assets of $3,158, depreciation and amortization of intellectual property $ $22,593, and amortization of the debt discount of $30,425. This compares to the nine months ended December 31, 2014, when the Company used $513,892 cash in operating activities, consisting primarily of a net loss of $945,021, offset by increase in trade and other payables of $2,464, increase in other current assets of $3,735, depreciation and amortization of intellectual property $48,626 and other non-cash operating expenses of $376,304.

The operating activities mainly consist of corporate development and activity associated with seeking a listing in the US and activities associated with the TA-270 and HI-164OV acquired through the acquisition of Mariposa Australia on June 17, 2015.

Financing Activities:

During the nine months ended March 31, 2016, financing activities provided $50,000 of cash, net of loan repayments. This compares to the nine months ended March 31, 2015 where financing activities provided $323,610 of cash, including $308,362 from the issuance of common stock to new and existing investors and $15,248 from borrowings.

In the future, funding for the business will come primarily through the issuance of equity and convertible debt, and grants from private institutions and government agencies. Over the next few years, we intend to invest in (1) research and development to advance our existing products and develop next generation products, and (2) clinical and regulatory efforts for our existing product and to assess the feasibility of future products. Additionally, after the completion of the proposed public offering, we expect that our general and administrative expenses will increase as we incur the substantial incremental costs associated with being a public company. There can be no assurance that we will be successful in doing so. The proceeds from this proposed public offering may not be sufficient to finance the company beyond the next 18 to 24 months and we will need to raise additional capital. There can be no assurances that we will be successful in doing so.

We believe that additional capital will be required and be provided through additional financings, however, we cannot assure you that it can secure additional equity or debt financings at acceptable prices to maintain projected operating levels. Our failure to obtain necessary financing, or reduce expenses could impair our ability to stay in business.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended March 31, 2016 and 2015, the Company had a net loss of $127,218 and $945,021 and net cash provided by (used in) operating activities of $240 and $513,892. The Company was able to generate proceeds of $928,128 representing the initial milestone payment from the license agreement entered into in June 2015 enabling it to fund operating activities during the nine months ended March 31, 2016.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the nine months ended March 31, 2016 and 2015.

Contractual Obligations

We had no contractual obligations as of March 31, 2016.

Tax Loss Carryforwards

At March 31, 2016, the Company had a net operating loss carry forward in the amount of approximately $4,999,834 available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

In-Process Research and Development

In-process research and development (“IPR&D) represents the fair value assigned to incomplete research projects that the Company acquires through business combinations or developed internally which, at that time, have not reached technological feasibility. Intangible assets associated with IPR&D projects are not amortized until approval is obtained in the United States, subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated. Management reviews such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

New Accounting Pronouncements

During February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our President and Chief Financial Officer concluded as of March 31, 2016 that our disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2014, our management, with the participation of our President and Chief Financial Officer, concluded that our internal control over financial reporting were effective as of March 31, 2016.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

The Company is in default of the Promissory Note owed to PTS, Inc. ("PTS"). As of March 31, 2016 the Company had drawn down $400,000 and repaid $50,000 of the principal owed to PTS. The balance of $350,000 is included as a current liability. The total accrued interest on the Promissory Note as of March 31, 2016 was $37,303. The default interest rate is 15% per annum. The Company is in negotiations with PTS to extend the maturity date of the Promissory Note.

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

MARIPOSA HEALTH, INC.

Dated: May 16, 2016	By:	/s/ Phillip Comans
Phillip Comans, President and CEO

