Form 10-K
period 2016-06-30
MARIPOSA HEALTH, INC.
filed 2016-09-23
CIK 1612253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, there was no established public trading market for the Registrant's common stock; therefore the aggregate market value of the common equity is not determinable.

Number of shares of the Registrant’s common stock outstanding as of September 22, 2016: 10,399,688.

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

Immediately following the execution of the Purchase Agreement we appointed Dr. Phillip E. Comans, Kevin M. Lynn and Margaret Bridges as directors, effective at the effective time of the Purchase.

Mariposa Australia (which is now our wholly owned subsidiary) is an Australian pharmaceutical R&D company with two projects in Phase II clinical development to treat COPD and asthma and TA-270 an oral anti-inflammatory and anti-oxidant drug, and HI-1640V, a product to address chronic obstructive pulmonary disease ("COPD"), including bronchitis and emphysema.

On June 7, 2015 Mariposa Australia entered into an Exclusive License Agreement (the "License Agreement") with Shanxi Kangbao Biological Product Co., Ltd. ("Shanxi") under which it granted to Shanxi an exclusive license to manufacture, trial, ,produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong in return for (i) milestone payments of up to AUD$8,291,819 (USD$6,440,498), and (ii) potentially significant double digit royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong.

On May 5, 2016 the Company signed a Letter of Intent with the Ohio Clinical Trials Collaborative of Case Western Reserve University to pursue entering an Agreement for the provision of services and clinical trial related to HI-164OV, an oral vaccine targeting a reduction of exacerbations in COPD patients. Our strategy is to expedite clinical development, regulatory approval, and commercialization of our COPD product candidates. Phase 2 clinical data was generated for the oral vaccine to non-typeable H. Influenzae, HI-164OV and an oral treatment (tablet dose form), TA-270, We plan to begin a Phase II trials for HI-164OV and a Phase I trials for TA-270 at the earliest time depending on the time of obtaining sufficient funding. We plan to assess new dose forms, in particular of TA-270, with the intent to optimize the product and patent offerings. Trials and product development may be conducted in the United States, the European Union ("EU") or Australia depending on clinical and regulatory conditions, and our capacity to engage personnel and contractors. We believe data from these trials and research activities, if positive, may lead to U.S., EU or Australian regulatory approval for the treatment of COPD after completing Phase 3 trials. If successful in Phase 2 clinical trials, we plan to partner TA-270 and HI-164OV product candidates with a large pharmaceutical company or biotechnology company to undertake Phase 3 clinical trials and to gain regulatory approvals in the United States and elsewhere. Alternatively, if funding is available on suitable terms the commercial strategy could involve our undertaking Phase 3 clinical trials before partnering. We expect that data from clinical trials, whether conducted in the United States, EU or Australia, will form part of the regulatory package for each of these territories.

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

Description of Our Business

We are a pharmaceutical R&D company with two projects in Phase II clinical development to treat COPD and asthma.

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

Strategy

Our goal is to become a leader in the treatment of serious lung conditions. We will undertake clinical trials and other development work in COPD and conduct further research to broaden our drug formulations and increase medical uses. To this end, on April 18, 2016, we signed a Letter of Intent (the “LOI”) with Ohio Clinical Trials Collaborative (“OCTC”), based at Case Western Reserve University to undertake a Phase II clinical trial of our lead product, HI-164OV, an oral bacterial vaccine aimed to reduce episodes of acute bronchitis in patients with COPD. Pursuant to the LOI, OCTC will deliver a draft agreement within thirty (30) days of the execution of the LOI and we and OCTC must negotiate to finalize an agreement to be executed not more than thirty (30) days thereafter. For further information on HI-164OV, see “Business—Our Product Offerings”.

In addition, we have entered, and we intend to continue to enter, into partnerships and collaborations with pharmaceutical companies. On June 7, 2015, through Mariposa Limited and Hunter Immunology, we entered into a license agreement with Shanxi Kangbao Biological Product Co., Ltd. (“Shanxi”) under which Shanxi was granted an exclusive license to manufacture, trial, produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in Mainland China, Taiwan, Macao and Hong Kong (the “License Agreement”) in return for (i) milestone payments of up to AUD$8,291,818.96 (USD$6,440,497.85), of which the first payment of AUD$1,242,327.27 (USD$964,723.29) was made by Shanxi upon commencement of the License Agreement on October 20, 2015, and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in Mainland China, Taiwan, Macao and Hong Kong. Shanxi will pay the remaining installments as it completes Phase II and III clinical trials of HI-164/HI-164OV and receives approval by Chinese authorities to manufacture the product. Under the License Agreement, Shanxi shall also pay us a royalty of net profits it receives from sales of HI-164/HI-164OV. Shanxi will undertake clinical trials in China and should these trials be successful, Shanxi is expected to be in a position to manufacture and distribute HI-164OV.

Other key elements of our strategy include:

•              Expedite clinical development and commercialization of our COPD product candidates. Phase II clinical data was generated for the oral vaccine to non-typeable H. Influenzae, HI-164OV and an oral treatment (tablet dose form), TA-270. We intend to conduct a Phase IIb trial for HI-164OV in the United States subject to the completion of this Offering. Other countries may be included as sites within the clinical trial. As described above, an LOI has been signed with OCTC to undertake the above clinical trial. We plan to assess new dose forms, in particular of TA-270, to optimize our product and patent offerings. TA-270 clinical trials to date have been undertaken in Australia, the United Kingdom, Europe, and Japan. Some studies also uploaded were from Russia, Ukraine and Japan. Future clinical trials of TA-270 for COPD will then build on these previous studies. In association with Case Western Reserve University, research activities will also assess the use of HI-164OV in cystic fibrosis. Trials and product development may be conducted in the United States, and may also be conducted in the European Union (“EU”) and Australia depending on clinical and regulatory conditions and pricing attractiveness. If successful in our Phase IIb clinical trials in the United States, we plan to partner HI-164OV and TA-270 product candidates with a large pharmaceutical company or biotechnology company in order to fund and undertake Phase III clinical trials and to gain regulatory approvals in the United States and elsewhere. Alternatively, if funding is available on suitable terms, our commercial strategy could involve our undertaking Phase III clinical trials before partnering with such companies.

•              Expansion of the product offering. Continued focused spending will provide investigative research on the use of our present drugs into other uses within the theme of serious lung conditions.

•              Minimize Overhead Costs. Our operational model is to minimize overhead costs using a small, highly skilled team to manage third parties in the development process.

•              Reduce Commercialization Expenses. To reduce financial risk and financing requirements, we are directing our resources to the early clinical and pre-clinical phases of development. We plan to co-develop with or to out-license to marketing partners our therapeutic product candidates where the size of the necessary clinical studies and the cost associated with the later clinical development phases are significant. By forming strategic alliances with pharmaceutical and/or biotech companies, we believe that our technology can be more rapidly developed and successfully introduced into the marketplace.

•              Leverage Existing COPD Therapies. We believe there is a significant opportunity for an existing pharmaceutical company that is already supplying drugs to address COPD to add additional treatment therapies or to complement their existing drugs by adding our products to their range of products if we are able to validate our products through Phase II trials. Our products may also suit a marketing partner that wants to disrupt the market for existing treatments.

•              Acquire Companies with Complementary Technologies. We acquired HI-1640V through the purchase of Hunter Immunology and may acquire other companies or obtain licenses to drugs that are complementary to our existing technologies to increase the number of drugs in our portfolio and facilitate the commercialization of our drug technologies.

Our Product Offerings

We provide two technologies that enter new space in the treatment of COPD and are complementary to the use of the drugs of the incumbent pharmaceutical companies: TA-270 and HI-164OV.

TA-270

TA-270 has a dual mode of effect of anti-oxidant and anti-inflammatory for moderate to severe COPD and moderate to severe asthma with the potential to either replace or assist the use of corticosteroids. In addition, we believe that it has the potential for use in alternate dose forms (e.g., inhaled) to provide combination products, potentially making us a more attractive partner for larger pharmaceutical companies.

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

We have incurred significant operating losses since our inception, including a net loss of $1,162,602 and $1,303,345 for the years ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $6,034,567. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders' deficit and working capital. Our losses have resulted principally from costs incurred in our research and development activities and related costs, such as intellectual property protection. We anticipate that our operating losses will substantially increase over the next several years as we expand our research, development and commercialization activities and incur the additional costs of operating as a public company. In addition, if we obtain regulatory approval of any of our product candidates, we may incur significant sales and marketing expenses. Because of the numerous risks and uncertainties associated with developing biopharmaceutical products, we are unable to predict the full extent of any future losses or whether or when we will become profitable, if ever.

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

Based on our cash balances, recurring losses, negative cash flows from operations, debt outstanding as of June 30, 2016 and our projected spending in 2017, which raise substantial doubt about our ability to continue as a going concern, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2016 regarding this uncertainty. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, the inclusion of a going concern statement by our auditors, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the price of our securities and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

We are highly dependent upon Dr. Phillip E. Comans, our President and Chief Executive Officer and Kevin M. Lynn, our Vice President of Finance [or CFO]. The employment agreements we have with the persons named above do not prevent such persons from terminating their employment with us at any time. Although we currently do not maintain "key person" insurance for any of our executives or other employees, we intend to obtain this insurance following this offering. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete this offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of June 30 in any year before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a "smaller reporting company" which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

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

Our Board of Directors and stockholders also have adopted a 2015 Stock Incentive Plan reserving for issuance 5,000,000 shares of our common stock for stock-based awards. Future equity incentive grants and issuances of common stock under our equity incentive plans may have an adverse effect on the market price of our securities if and when we have an established trading market for our shares of common stock.

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

Holders

There are 69 record holders of 10,399,688 shares of our common stock.

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

Included in this Form 10-K filing are the audited consolidated financial statements of Mariposa US, as of June 30, 2016 and 2015.

The following is a discussion of (i) our results of operations and financial condition for the year ended June 30, 2016 as compared to the year ended June 30, 2015; (ii) our liquidity and capital resources; (iii) off-balance sheet arrangements and (iv) critical accounting policies.

Fiscal Year

Our fiscal year ends on June 30 which is the fiscal year of our predecessor entity. Reference in this Annual Report on Form 10-K to a fiscal year is reference to the fiscal year ended June 30. For example, references to fiscal 2016 refers to the fiscal year ended June 30, 2016.

For the fiscal years ended June 30, 2016 and 2015

Mariposa Health Inc. and Subsidiaries

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

In-Process Research and Development

In-process research and development (“IPR&D) represents the fair value assigned to incomplete research projects that the Company acquires through business combinations or developed internally which, at that time, have not reached technological feasibility. Intangible assets associated with IPR&D projects are not amortized until approval is obtained in the United States, subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated. Management reviews such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2016, in evaluating the existing IPR&D, Management determined that none of the IPR&D was impaired.

Research and Development

Research and development expenditures are recognized as an expense as those costs are incurred. Costs incurred on development projects (relating to the design and testing of new or improved products) are recognized as an expense as those costs are incurred, up through the date that the project will achieve technological feasibility, be completed and generate future economic benefits and its costs can be measured reliably. At that time, the costs will be capitalized and reflected as an intangible asset.

Segment Reporting

Management treats the operation of the Company as one segment being pharmaceutical research and development activities in Australia, the United States and Asia.

New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718)”. The amendments in ASU No. 2016-09 were issued as part of the FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods as applicable.

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

Comparison of the Years Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the years ended June 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

IN US$

	June 30, 2016		June 30, 2015

Revenue	$730,901		$-
Cost of revenue	-		-
Gross profit	730,901		-

Operating expenses

Research and development	147,020	(23)%	189,709
Depreciation and amortization	30,360	(50)%	60,412
Compensation, directors and officers	528,000	57%	336,970
General and administration expenses	1,055,317	65%	635,977
Total operating expenses	1,760,697	43%	1,223,068

Loss from operations	(1,029,796)		(1,223,068)

Other Income (Expense)
Interest expense, net of interest income	(132,805)	65%	(80,277)
Total Other Income (Expense)	(132,805)		(80,277)

Loss from operations before income taxes	(1,162,602)		(1,303,345)

Provision for income taxes	-		-

Net loss	(1,162,602)		(1,303,345)
Other comprehensive (loss) income
Foreign currency translation	(192)	(100)%	156,409

Comprehensive loss	$(1,162,794)		$(1,146,936)

Comparison of years ended June 30, 2016 and June 30, 2015

Results of Operations

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

Revenue recognized in the year ended June 30, 2016 was the first payment under the Exclusive License Agreement with Shanxi Kangbao Biological Product Co., Ltd. dated June 7, 2015.

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

Research and development expenses decreased $42,689 or 23%, as the Company was concentrating on patent maintenance. Mariposa US expects research and development costs to increase in the future as the Company pursues further enhancements of our existing product and develop technology for our potential future TA-270 and HI-164OV products.

•	Depreciation and amortization expenses consist of the amortization expense related to TA-270. TA-270 was acquired through the acquisition of Mariposa Australia on June 17, 2015. We expect to amortize it over 10 years. In the financial year ended June 30, 2016, the Company did not purchase additional property, plant, equipment or intangible assets.

Depreciation and amortization expenses decreased $30,052 or 50%, due to extended useful life of TA-270 from 5.5 years to 10 years as a result of Mariposa US’s acquisition of Mariposa Australia.

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

Director fee and salary expenses increased $191,030 or 57%, due to the fees and salaries paid and accrued regarding corporate development and activity associated with seeking a listing in the United States.

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

General and administrative expenses increased $419,340 or 66%, due to corporate development and activity associated with seeking a listing in the US. After Mariposa US becomes a listed company, we expect our general and administrative costs to increase as Mariposa US incurs the additional costs of being a listed company, including higher legal, accounting, insurance, exchange listing, and other costs.

Interest Expense, Net of Interest Income. Our interest expense, net of interest income is primarily of interest expenses associated with the Company’s two convertible notes and one promissory note.

Foreign currency translation (losses) gains decreased by $156,601, or 100%, because the value of the Australian dollars to the US dollars was relatively stable in the year ended June 30, 2016.

Net loss. Net loss was $1,162,602 for the year ended June 30, 2016, as compared to $1,303,345 for the year ended June 30, 2015.

Liquidity and Capital Resources

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

IN US$

	June 30, 2016	June 30, 2015

Net loss from operations	$(1,162,602)	$(1,303,345)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,360	60,412
Amortization of debt discount	30,425	3,015
Other non-cash consulting expenses	622,172	317,261
(Increase) decrease in assets:
Other current assets	1,412	(815)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	349,719	222,282
Net cash used in operating activities	(128,514)	(701,190)

Cash flows from financing activities
Proceeds from borrowings	50,000	377,713
Proceeds from issuance of shares	-	346,798
Net cash provided by financing activities	50,000	724,511

Effect of exchange rate changes	10,285	49,311

Net increase (decrease) in cash	(68,229)	72,632
Cash at the beginning of the period	77,045	4,413
Cash at the end of the period	$8,816	$77,045

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Issuance of Shares for Payments for Operations	$622,172	$783,088
Warrants Issued with Promissory Note	8,360	25,080
Issuance of Shares for acquisition of Subsidiary	320	-
Repayment of Directors Loans	-	620,196
Payment of Directors Fees	-	757,956
Conversion of Convertible Note to Shares	-	458,408

Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Mariposa Australia has experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities. As a result, our independent registered auditor, in its report on our June 30, 2016 and 2015 consolidated financial statements, has raised doubt about our ability to continue as a going concern (see “Going Concern” below).

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

On June 7, 2015 Mariposa Australia entered into the License Agreement with Shanxi Kangbao Biological Product Co., Ltd. under which we granted to Shanxi an exclusive license to manufacture, trial, ,produce, make, use, distribute, offer for sell, import and export, market, sell, hire out, lease, supply, or otherwise dispose of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong in return for (i) milestone payments of up to AUD$8,291,819 (USD$6,440,498), of which the first payment of AUD$1,242,327 (USD$964,723) will be made seven days from execution of the License Agreement, and (ii) potentially significant royalties based upon net sales of our oral vaccine HI-164/HI-164OV product in China, Taiwan, Macao and Hong Kong. The proceeds for the first payment were received on October 22, 2015.

On June 17, 2015 following the execution of the SPA, we obtained a bridge loan that allows us to draw down as much as $500,000 from PTS, Inc. for which we issued a promissory note with a maturity date of October 15, 2015 bearing interest of 10% per annum. We issued a warrant that is exercisable for five years at an exercise price equal to $0.001 per share to allow PTS, Inc. to receive up to 400,000 shares of our common stock depending on the amount of the $500,000 which we borrow. The Company is currently in default with respect to this note, and is accruing interest at the default rate of interest of 15% per annum. The Company has continued to negotiate an extension for this note.

Operating Activities.

During the year ended June 30, 2016, the Company used $128,514, cash in operating activities, consisting primarily of a net loss of $1,162,602, offset by increase in trade and other payables $349,719, decrease in other assets $1,412, depreciation and amortization of intellectual property $30,360, amortization of debt discount $30,425, other non-cash operating expenses $622,172. This compares to the year ended June 30, 2015, when the Company used $701,190, cash in operating activities, consisting primarily of a net loss of $1,303,345, offset by increase in trade and other payables $222,282, increase in other assets $815, depreciation and amortization of intellectual property $60,412, amortization of debt discount $3,015, and other non-cash operating expenses $317,261.

The operating activities mainly consist of corporate development and activity associated with seeking a listing in the US and activities associated with the TA-270 and HI-164OV acquired through the acquisition of Mariposa Australia on June 17, 2015.

Financing Activities:

Financing activities provided $50,000 of cash from borrowings in 2016. In 2015, financing activities provided $724,511 of cash in 2015, including $346,798 from the issuance of common stock to new and existing investors and $377,713 from borrowings.

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

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended June 30, 2016 and 2015, the Company had a net loss of $1,162,602 and $1,303,345 and net cash used in operating activities of $128,514 and $701,190. The Company was able to generate proceeds of $730,901 representing the initial milestone payment from the license agreement entered into in June 2015 enabling it to fund operating activities during the year ended June 30, 2016.

The Company continues to enact measures to address liquidity, working capital and operating concerns including issuance of capital stock for cash, and repayment of loans, fees and expenses as well as executing new debt financing arrangements, as described in Note 6 to the consolidated financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during year ended June 30, 2016 and 2015.

Contractual Obligations

We had no contractual obligations as of June 30, 2016.

Tax Loss Carryforwards

At June 30, 2016, the Company had a net operating loss carry forward in the amount of approximately $1,781,629 available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of the our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our President and Chief Financial Officer concluded as of June 30, 2016 that our disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of December 31, 2014, our management, with the participation of our President and Chief Financial Officer, concluded that our internal control over financial reporting were effective as of June 30, 2016.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Below is a list of names, ages and positions, and a brief account of the business experience, of the individuals who are serving as our executive officers and directors::

Name	Age	Position
Dr. Phillip E. Comans	57	President and Chief Executive Officer; Chairman of the Board.
Kevin M. Lynn	53	Director and Chief Financial Officer
Margaret Bridges	49	Director until her resignation from the Board on May 1, 2016

Dr. Phillip E. Comans is the founder of Mariposa Australia and has served as its Managing Director since 2008. From 2003 to 2008 Dr. Comans was founder and CEO of Hunter Immunology, an Australian biotech company that as of February 24, 2014 became a wholly-owned subsidiary of Mariposa. Prior to founding Hunter Immunology, Dr. Comans was a consultant to pharmaceutical and biomedical companies on government pricing, PBS listing and product development, and worked in Switzerland and Australia with Novartis and its predecessor, Ciba-Geigy, involved in product planning, product management, obtaining approvals from the FDA and the EU for new drugs, regulatory affairs, medical communication, health economics and pricing. Dr. Comans holds the following degrees: University of Queensland BSc (1981), Australian National University, Neuroscience, PhD (1986) and Henley, UK, MBA (1994). On the basis of his scientific expertise and executive experience with pharmaceutical companies we believe that Dr. Comans is qualified to be Chairman of our Board of Directors and our CEO.

Kevin M. Lynn has since August 2001 served as CFO of several companies listed on the Australian Stock Exchange, including Hill End Gold, a gold mining company, and Silver Mines Limited, a silver mining company, as well as Granite Power Limited, an unlisted public company involved in renewable energy. Using his chartered accountant training and over 30 years of public sector experience, Mr Lynn also has consulted or filled the roles of Director, CFO, Secretary and advisor for private companies seeking listing on the Australian Stock Exchange and Plus (UK) markets. Immediately prior to serving as CFO of the Company, Mr. Lynn since May 2006 was Company Secretary and CFO of Hunter Immunology. Mr. Lynn received his Bachelor of Business (Accounting and Finance) from Curtin University in Perth, Western Australia in 1985 and became a chartered accountant in 1989. Mr. Lynn also received a Masters of Applied Finance (FINSIA) in March 2002. In light of the many years of experience that Kevin M. Lynn has a chartered accountant and an advisor to emerging companies that desire to go public we believe that he has the appropriate expertise to be a member of our Board of Directors.

Margaret Bridges has since April 2007 been Managing Principal of Strategy-Matters International Pty Ltd, a professional services firm she co-founded that offers advisory, consulting and training professional services to a range of industries, including biotech, on corporate, finance and strategy matters, and since January 2011 Executive Director of Strategy-Matters (Myanmar), a firm involved in establishing businesses in a Southeast Asia. In her role with Strategy-Matters International Margaret Bridges has advised Ministries of Health for Australia, Myanmar and Botswana as well as the pharmaceutical companies Merck China, Nippon Boeringher Ingelheim and SOHO Group. Margaret Bridges has a bachelor’s degree in electronic engineering (BEng) from Curtin University in Western Australia in 1987 and completed her thesis in speech recognition. We believe that the experience that Margaret Bridges has in international business and biotech companies in particular makes her qualified to serve as a member of our Board of Directors.

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

Meetings of the Board of Directors

In 2016, our Board of Directors did not hold any meetings but acted by unanimous written consent five times.

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

Directors' Fees

We paid Margaret Bridges $0 and $33,484 compensation for her services as a director in 2016 and 2015.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires that executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes of ownership with the SEC within specified due dates. These persons are required by SEC regulations to furnish the Company with copies of all such reports they file. Based solely on the review of the copies of such reports furnished, we believe that, with respect to our fiscal year ended June 30, 2016, all of our executive officers, directors and 10% stockholders filed all required reports under Section 16(a) in a timely manner.

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

The following table sets forth the cash and non-cash compensation we paid for services rendered during the fiscal years ended June 30, 2014, June 30, 2015 and June 30, 2016, to our current President and Chief Financial Officer. (the “Named Executive Officers”), for all three years and Mr. Lynn for 2015 and 2016 pursuant to SEC regulations.

SUMMARY COMPENSATION TABLE

		Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Long-Term Compensation	All Other Compensation

Dr. Phillip E. Comans,	2016	$86,861	–	–	$86,861
President and Chief	2015	$137,826	–	–	$137,826
Executive Officer	2014	$135,634	–	–	$135,634
Mr. Kevin M. Lynn,	2016	$85,046	–	–	$85,046
Director and Chief	2015	$122,512	–	–	$122,512
Executive Officer	2014	-	–	–	-

Employment and Other Agreements

Employment Agreements

We entered into executive employment agreements with two of our executive officers: The employment agreements with Dr. Phillip E. Comans and Kevin M. Lynn, each of which have a term of five years, are terminable during the term with or without cause. The employment agreements are terminable by the executives for “good reason”, including a material breach of the employment agreement not cured within 15 days. Upon termination for “good reason” by the executive or by the company without cause, each executive would receive a lump sum severance payment of $150,000. For the fiscal year ending June 30, 2016, the annualized salaries are $300,000 and $200,000, respectively, and each of the employees is eligible for a bonus defined in management by objective plans for each executive for achieving certain performance targets.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 22, 2016, certain information concerning the beneficial ownership of common stock by (i) each person known by the company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 10,350,476 shares outstanding, provided, however, that pursuant to the SEC rules for determining beneficial ownership, shares of common stock exercisable under warrants or options or which are receivable by a holder upon the conversion of any convertible securities, are used in the computation of beneficial ownership, but only with respect to that stockholder. The address of each of the directors and executive officers listed below is c/o the Company.

	Amount and Nature
	of Beneficial Ownership		Percentage of Outstanding
Name and Address	(1)		Shares Owned (1)

Dr. Phillip E. Comans, Unit 6, 61 Aalon Parade, Avalon Beach, NSW, 2107
	1,530,011	(1)	14.7%
Dr. Phillip E. Comans, Unit 6, 61 Aalon Parade, Avalon Beach, NSW, 2107
	292,165	(1)	2.80%
Kevin M. Lynn, 11 Rodborough Aenue, Crows Nest, NSW, 2065
	261,260	(2)	2.50%
Margaret Bridges, 855 U Wisara Road, North Dagon, Yangon, Union of Myanmar
	36,070	(3)	0.30%
Expert Capital
Investments Limited
6803, The Center
99 Queens Road,
Central, Hong Kong
	2,000,000		19.20%
PT Soho Industri Pharmasi
Ji. Pulo Gadung No. 6
(Kawasan Industri Pulo
Gadung), Jakarta,
13930, Indonesia
	689,475		6.6%
Piccadilly Portfolios Pty Limited
305/35 Lime Street
Sydney NSW 2000
	750,422		7.2%
All directors and executive
officers as a group (3 persons)	2,119,506		20.4%

(1)	Includes 1,530,011 shares owned directly by Wigram Trading Pty Ltd., a company owned and controlled by Dr. Comans who makes all its investment decisions, and 292,165 shares owned Comans Pty Ltd, of which Dr. Comans is a Director and 50% shareholder. Dr. Comans disclaims beneficial ownership of all shares owned directly by others.

(2)	Margaret Bridges disclaims beneficial ownership of these shares.

(3)	Margaret Bridges shares voting power over these shares with Mr. Lynn. Mr. Lynn disclaims beneficial ownership of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2016, there were no transactions, and there are currently no proposed transactions, to which we were, are or will be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers or holders of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest.

Furthermore, it is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates, are on terms no less favorable to us than those that could be obtained from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Audit fees represent fees KBL billed us for the audit of our annual financial statements and the review of our quarterly financial statements of $27,500 and $20,000, respectively.

Audit-Related Fees

During fiscal 2016 and 2015, there were no fees billed to us for professional services rendered by KBL for any audit-related fees.

Tax Fees

During fiscal 2016 and fiscal 2015, the fees billed to us for professional services rendered by KBL for tax compliance, tax advice and tax planning were $3,000 and $0, respectively.

All Other Fees

During fiscal 2016 and fiscal 2015, there were no fees billed to us for professional services rendered KBL for other products or services.

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

During fiscal 2016 and fiscal 2015, all of the services provided by KBL for the services described above were pre-approved using the above procedures, and none were provided pursuant to any waiver of the pre-approval requirement.

Audit Fees and Services

The following table summarizes certain fees billed by KBL Certified Public Accountants for 2016 and 2015:

Fee Category:	2016	2015

Audit fees	$27,500	$20,000

Audit-related fees	—	—

Tax fees	3,000	—

All other fees	—	—

Total fees	$30,500	$20,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1)	Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

Notes to Consolidated Financial Statements

(a)	(2)	ALL OTHER SCHEDULES HAVE BEEN OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE FINANCIAL STATEMENTS OR NOTES THERETO.

	(3)	List of Exhibits

3 (i)		Amended and Restated Certificate of Incorporation filed March 5, 2015 (1)

3(ii)		Bylaws (2)

10.1		Share Purchase Agreement dated May 29, 2015, by and between Mariposa US Inc. and Mariposa Health Limited (1)

10.2		Assignment Agreement dated August 16, 2010 between Mariposa Health Limited and Activus Pharmaceuticals (1)

10.3	Sale and Purchase Agreement dated February 24, 2014, between Mariposa Health Limited and Bioxyne Limited (1)

10.4	Royalty Agreement dated February 24, 2014, between Mariposa Health Limited and Hunter Immunology Pty Ltd.(1)

10.5	Exclusive License Agreement dated June 7, 2015 among Mariposa Health Limited, Hunter Immunology Pty Ltd. and Shanxi Kangbao Biological Product Co., Ltd.(1)

10.6	Convertible Note dated January 28, 2015, between Mariposa Health Limited and Lyndcote Super Pty Ltd. (1)

10.7	Convertible Note Deed dated September 28, 2010, between Mariposa Health Limited and Soho Flordis International Pty Ltd. (1)

10.8	Senior Note dated June 17, 2015, between Mariposa Health Limited and PTS, Inc. (1)

10.9	Employment Agreement dated June 1, 2015 with Dr. Phillip E. Comans (1)

10.10	Employment Agreement dated June 1, 2015 with Kevin M. Lynn (1)

21	Subsidiaries of the registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14 of the Securities Exchange Act of 1934

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: September 23, 2016	Mariposa Health, Inc.

	By:	/s/ Dr. Phillip E. Comans
Dr. Phillip E. Comans
President and CEO

	By:	/s/ Kevin M. Lynn
Kevin M. Lynn, CFO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mariposa Health, Inc.

We have audited the accompanying consolidated balance sheets of Mariposa Health, Inc. (the “Company”) as of June 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mariposa Health, Inc. as of June 30, 2016 and 2015, and the results of its consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ KBL, LLP

New York, NY

September 22, 2016

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN US$

	June 30, 2016	June 30, 2015
ASSETS

CURRENT ASSETS
Cash	$8,816	$77,045
Other current assets	4,752	6,164
TOTAL CURRENT ASSETS	13,568	83,209

NON-CURRENT ASSETS
Intangible assets, net	279,087	319,098
In-process research and development	421,757	434,000
TOTAL NON-CURRENT ASSETS	700,844	753,098

TOTAL ASSETS	$714,412	$836,307

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$906,507	$557,108
Current portion of long-term debt, net of debt discount of $0 and $22,065, respectively	350,000	277,935
Shareholder loan payable	14,882	16,190
TOTAL CURRENT LIABILITIES	1,271,389	851,233

NON-CURRENT LIABILITIES
Long-term debt, net of current portion	348,257	358,366
TOTAL NON-CURRENT LIABILITIES	348,257	358,366

TOTAL LIABILITIES	1,619,646	1,209,599

STOCKHOLDERS' DEFICIT
Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized, 10,399,688 shares and 9,561,211 shares issued and outstanding respectively)	1,040	956
Additional paid-in capital	4,846,256	4,215,488
Accumulated other comprehensive income	282,037	282,229
Accumulated deficit	(6,034,567)	(4,871,965)
TOTAL STOCKHOLDERS' DEFICIT	(905,234)	(373,292)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$714,412	$836,307

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

IN US$

	June 30, 2016	June 30, 2015

Net revenue	$730,901	$-
Cost of revenue	-	-
Gross profit	730,901	-

Operating expenses

Research and development	147,020	189,709
Depreciation and amortization	30,360	60,412
Compensation, directors and officers	528,000	336,970
General and administration expenses	1,055,317	635,977
Total operating expenses	1,760,697	1,223,068

Loss from operations	(1,029,796)	(1,223,068)

Other income (expense)
Interest expense, net of interest income	(132,806)	(80,277)
Total other income (expense)	(132,806)	(80,277)

Loss from operations before income taxes	(1,162,602)	(1,303,345)

Provision for income taxes	-	-

Net loss	(1,162,602)	(1,303,345)
Other comprehensive (loss) income
Foreign currency translation	(192)	156,409

Comprehensive loss	$(1,162,794)	$(1,146,936)

Net loss per share
Basic and Diluted:
Basic	$(0.118)	$(0.564)
Diluted	$(0.118)	$(0.564)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	9,841,368	2,310,735
Diluted	10,350,476	3,059,843

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

IN US$

	June 30, 2016	June 30, 2015

Net loss	$(1,162,602)	$(1,303,345)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,360	60,412
Amortization of debt discount	30,425	3,015
Other non-cash consulting expenses	622,172	317,261
(Increase) decrease in assets:
Other current assets	1,412	(815)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	349,719	222,282
Net cash used in operating activities	(128,514)	(701,190)

Cash flows from financing activities
Proceeds from borrowings	50,000	377,713
Proceeds from sale of common stock	-	346,798
Net cash provided by financing activities	50,000	724,511

Effect of exchange rate changes	10,285	49,311

Net increase (decrease) in cash	(68,229)	72,632
Cash at the beginning of the year	77,045	4,413
Cash at the end of the year	$8,816	$77,045

Supplemental disclosures
Cash paid for:
Income taxes	$-	$-
Interest	$-	$-

Supplemental schedule of non-cash financing activities:
Issuance of Shares for Payments for Operations	$622,172	$783,088
Warrants Issued with Promissory Note	$8,360	$25,080
Issuance of Shares for Warrants Exercised	$320	$-
Repayment of Directors Loans	$-	$620,196
Payment of Directors Fees	$-	$757,956
Conversion of Convertible Note to Shares	$-	$458,408

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

IN US$

	Common Shares	Stock Amount	Additional Paid In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Deficit
Balance June 30, 2014	29,622,693	$1,368,701	$-	$125,820	$(3,568,620)	$(2,074,099)

Foreign exchange translation adjustment	-	(79,521)	-	-	-	(79,521)
Proceeds for the issuance of stock
- cash	2,696,081	346,798	-	-	-	346,798
- non cash	31,967,094	2,619,648	-	-	-	2,619,648
Balance June 17, 2015	64,285,868	4,255,626	-	125,820	(3,568,620)	812,826

Reverse acquisition of MHI	(54,724,657)	(4,254,670)	4,190,408	-	-	(64,262)
Foreign exchange translation adjustment	-	-	-	156,409	-	156,409
Warrants issued with promissory note	-	-	25,080	-	-	25,080
Net loss for year ended June 30, 2015	-	-	-	-	(1,303,345)	(1,303,345)
Balance June 30, 2015	9,561,211	956	4,215,488	282,229	(4,871,965)	(373,292)

Proceeds for the issuance of stock - Issuance for business operations	838,477	84	622,408	-	-	622,492
Foreign exchange translation adjustment	-	-	-	(192)	-	(192)
Warrants issued with promissory note	-	-	8,360	-	-	8,360
Net loss for year ended June 30, 2016	-	-	-	-	(1,162,602)	(1,162,602)
Balance June 30, 2016	10,399,688	$1,040	$4,846,256	$282,037	$(6,034,567)	$(905,234)

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBISIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 AND 2015

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

Immediately following the execution of the Purchase Agreement the Company appointed Dr. Phillip E. Comans, Kevin M. Lynn and Margaret Bridges as directors, effective at the effective time of the Purchase.

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

Patents and Trademarks

Product	Patent family	Purpose	Status	Expiry
TA-270	1	Substance	Granted in US, EU	10/2016
Certain indications
	2	Substance production	Granted in US, EU	9/2019
	3	Improved substance	Granted in US, EU	6/2022
	4	Indication: COPD	Granted	12/2025
MH-003		Indication: Respiratory sleep disturbances	International phase	10/2029
HI-164	1	Isolate selection	Granted in US, EU	8/2025
	2	Probiotic additive	Granted in US, EU	5/2021
	3	Indication: asthma	Pending in US, EU	3/2028
	4	Commercial isolates	Pending in US, EU	9/2029

SIGNIFICANT Accounting Policies

The preparation of consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in conformity with generally accepted accounting principles (‘GAAP’) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company relies on historical experience and on other assumptions we to be reasonable under the circumstances in making our judgment and estimates. Actual results could differ from those estimates.

Principles of Consolidation

The Company presents its consolidated financial statements in accordance with GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mariposa Australia. All significant intercompany transactions and balances have been eliminated upon consolidation.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar and its reporting currency is the United States dollar. Transactions denominated in the functional currency are converted into United States dollars using the current rate method as noted under Accounting Standard Codification (“ASC”) 830. Under this standard all assets and liabilities are re-valued into the reporting currency at each balance sheet date using the exchange rate in effect at the balance sheet date, with any resulting exchange gains or losses being credited or charged to accumulated other comprehensive income. All revenues, expenses, gains and losses are converted from the functional currency to the reporting currency using weighted-average exchange rates for the periods presented. The foreign currency exchange gain or loss translation is recognized in the consolidated statement of operations.

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

Intangible assets, such as purchased technology, are generally recorded in connection with a business or an asset acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. The Company evaluates the useful lives of its intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization. In addition, the Company reviews intangible assets for impairment when events or changes in circumstances indicate their carrying value may not be recoverable. Management considers such indicators as significant differences in actual product acceptance from the estimates, changes in the competitive and economic environment, technological advances, and changes in cost structure. In the second quarter of fiscal year 2016, the Company performed an impairment analysis on the carrying value of its intangible assets and determined that there was no impairment.

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

In-Process Research and Development

In-process research and development (“IPR&D) represents the fair value assigned to incomplete research projects that the Company acquires through business combinations or developed internally which, at that time, have not reached technological feasibility. Intangible assets associated with IPR&D projects are not amortized until approval is obtained in the United States, subject to certain specified conditions and management judgment. The useful life of an amortizing asset generally is determined by identifying the period in which substantially all of the cash flows are expected to be generated. Management reviews such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2016, in the Company’s annual impairment test, in evaluating the existing IPR&D, Management determined that none of the IPR&D was impaired.

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

The following table presents assets that are measured at fair value on a recurring basis at June 30, 2016 and June 30, 2015:

June 30, 2016	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$348,257	$-	$348,257	$-
Total	$348,257	$-	$348,257	$-

June 30, 2015	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$358,366	$-	$358,366	$-
Total	$358,366	$-	$358,366	$-

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total net assets available for benefits. There were no transfers between Level 1, Level 2, or Level 3 for the years ended June 30, 2016 and June 30, 2015.

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

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes”. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates tax positions on an annual basis.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

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

The following table sets for the computation of basic and diluted earnings per share for the fiscal years ended June 30, 2016 and 2015:

	2016	2015
Net Loss	$(1,162,602)	$(1,303,345)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	9,841,368	2,310,735
Diluted	10,350,476	3,059,843

Net loss per share
Basic and Diluted:
Basic	$(0.118)	$(0.564)
Diluted	$(0.118)	$(0.564)

The effect of the shares and warrant conversions related to the long-term debt (Note 6) has not been taken into consideration as it would be considered anti-dilutive as the Company had a net loss. The Company has reserved 509,108 additional shares of its common stock or a total of 8,000,000 shares of its common stock should holders of warrants issued by Mariposa Australia. In addition, the Company has also issued 320,000 warrants in connection with the promissory note (which have been exercised in October 2015).

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

There are no such contingencies noted as of June 30, 2016.

Segment Reporting

Management treats the operation of the Company as one segment being pharmaceutical research and development activities in Australia, the United States and Asia.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on the net loss or cash flows of the Company.

New Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718)”. The amendments in ASU No. 2016-09 were issued as part of the FASB's simplification initiative focused on improving areas of GAAP for which cost and complexity may be reduced while maintaining or improving the usefulness of information disclosed within the financial statements. The amendments focused on simplification specifically with regard to share-based payment transactions, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. The guidance in ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company will evaluate the effect of ASU 2016-09 for future periods as applicable.

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

NOTE 2 – GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended June 30, 2016 and 2015, the Company had a net loss of $1,162,602 and $1,303,345 and net cash used in operating activities of $128,514 and $701,190. The Company was able to generate proceeds of $730,901 representing the initial milestone payment from the license agreement entered into in June 2015 enabling them to fund the operating activities during the year ended June 30, 2016.

The Company continues to enact measures to address liquidity, working capital and operating concerns including issuance of capital stock for cash, and repayment of loans, fees and expenses as well as executing new debt financing arrangements, as further described in Note 6 to the consolidated financial statements.

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

NOTE 3 – INTANGIBLE ASSETS AND IN-PROGRESS RESEARCH AND DEVELOPMENT

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

A summary of the Company’s technology and intangible assets as of June 30, 2016 and 2015 is set forth below:

	2016	2015
TA-270
Original Cost	$563,811	$580,178
Less: Accumulated Amortization	(284,724)	(261,080)
Balance at the end of year	279,087	319,098

HI-164OV – IPR&D	421,757	434,000

Total	$700,844	$753,098

The amortisation of TA-270 is over 10 years as detailed in Note 1.

The Company amortizes its statutory-based intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 1 to 15 years. For the fiscal year 2016 and 2015, amortization expense was charged of $30,360 and $60,412 respectively. Concurrent with the acquisition of Mariposa Australia, the remaining asset value of TA-270 of $319,098 will be amortized over a period of 10 years, the remaining expected useful life of those assets.

As of June 30, 2016, future estimated amortization expense is expected to be as follows:

June 30, 2017	31,010
June 30, 2018	31,010
June 30, 2019	31,010
June 30, 2020	31,010
June 30, 2021	31,010
June 30, 2022	31,010
June 30, 2023	31,009
June 30, 2024	31,009
June 30, 2025	31,009
$279,087

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2016 and 2015, accounts payable and accrued expenses are comprised of the following:

	2016	2015
Trade payables	$227,432	$188,308
Accrued officer wages and director fees	504,499	152,714
Accrued interest	111,765	10,612
Other accrued expenses	41,190	201,911
Other payables	21,621	3,563
Total trade and other payables	$906,507	$573,298

NOTE 5 – RELATED PARTY TRANSACTIONS

Shareholder Loan

The amount of the shareholder loans on June 30, 2016 and 2015 was AUD $20,000 (USD $14,882) and AUD $20,000 (USD $16,190). No interest has been accrued on the shareholder loan.

Directors Fees and Salaries

At June 30, 2016 and 2015, the Company had accrued Directors' fees and salaries in the following amounts:

	2016	2015
Directors Fees and Salaries	$504,499	$152,714

These amounts are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets at June 30, 2016 and 2015.

NOTE 6 – LONG-TERM DEBT

Convertible Notes

PT Soho Industri Pharmasi

Mariposa Australia entered into a Convertible Note Deed (the "Convertible Note") dated September 29, 2010 with PT Soho Industri Pharmaci in the principal amount of AUD $750,000 that bears interest at 6% per annum and had a maturity date of September 28, 2013 that was amended and replaced by an Unsecured Loan Deed dated May 6, 2015. Soho agreed to amend and replace the Convertible Note. The note holder has converted 60% of the debt to equity in Mariposa US at the time of the Purchase and, assuming a minimum listing price, has agreed to convert the balance AUD $368,204 (USD $281,796) to equity in Mariposa US upon Mariposa Australia listing on a recognized exchange. The Unsecured Loan Deed may be converted into 438,789 of common shares of the Company upon the Company’s ability to list on a recognized US stock exchange. The total accrued interest on the Convertible Note as of June 30, 2016 and 2015 was $38,826 and $4,728, respectively. These amounts are included in accounts payable and accrued expenses. The Unsecured Loan Deed has interest at 12.5% per annum and a maturity date of May 12, 2018 and is included in long-term liabilities.

The conversion feature of the convertible note is not viewed separately from the debt. Therefore, no value is assigned to the conversion feature.

Lyndcote Holding Pty Ltd

The Company on January 28, 2015 issued a convertible note in the amount of AUD $100,000 (USD $76,570) with interest at 15% per annum and a maturity date of June 30, 2018 and this amount is included in long-term liabilities. The total accrued interest on the Convertible Note as of June 30, 2016 and 2015 was $15,840 and $4,814, respectively. These amounts are included in accounts payable and accrued expenses.

As of June 30, 2016 and the date of this report the convertible note is outstanding and has not been converted.

This note is convertible into shares of common stock in accordance with the executed agreement. The lender is to receive 70,319 shares of common stock which is .93% of the total shares issued to the Mariposa Australia shareholders in the reverse merger with the Company.

Promissory Note

The Company on June 17, 2015 issued a Promissory Note in the amount of up to $500,000 with interest at 10% per annum and a maturity date of October 15, 2015. The proceeds drawn down were used for general working capital. The note is senior to our other debt obligations. All outstanding principal and interest was due on the maturity date, which was 120 days from the closing date of the term loan. The Company is currently negotiating with the lender to extend the maturity date but there is no assurance that it will be successful in doing so in which case it would be subject to the default remedies of the lender under the terms of the note that if they were unable to satisfy could force the Company to seek protection under the U.S. bankruptcy laws. The total accrued interest on the Promissory Note as of June 30, 2016 and 2015 was $56,767 and $1,069, respectively. These amounts are included in accounts payable and accrued expenses. As of June 30, 2016 the Company had drawn down $400,000 and repaid $50,000 of the principal owed to the lender. The balance of $350,000 is included as a current liability. The Company is accruing interest at the default interest rate of 15% per annum. On June 1, 2016, the Company received a Notice of Default from the lender. The Company has had continued negotiations with the lender on an extension of the maturity date for this note. As of June 30, 2016 and the date of the report, no agreement has occurred.

The Company issued 320,000, five-year warrants with an exercise price of $0.001 in accordance with the Promissory Note. As a result of the issuance of warrants, the Company recognized a debt discount in the amount of $33,440 to be recognized over the four months of the term of the debt. Amortization of the discount for the years ended June 30, 2016 and 2015 was $30,425 and $3,015. The lender was issued 320,000 shares of the Company's common stock on October 20, 2015, as a result of the exercise of the warrants under the terms of the Warrant.

At June 30, 2016, the Company has $350,000 included as current liabilities and $348,257 as long-term liabilities.

NOTE 7 – STOCKHOLDERS’ (DEFICIT)

Preferred Stock

The Company has authorized preferred stock of 5,000,000 shares with a par value of $0.0001. No shares of preferred stock have been issued to date.

Common Stock

The Company has 100,000,000 shares of authorized common stock with a par value of $0.0001.

The Company has issued 2,000,000 shares of common stock to its founder on June 23, 2014 at par value of $200. On June 17, 2015, as described herein, the Company issued 7,561,211 shares of common stock to acquire Mariposa Australia. On October 20, 2015, the lender of the Promissory Note, PTS, Inc., was issued 320,000 shares of the Company's common stock as a result of the exercise of the warrants under the terms of the Warrant. On May 20, 2016, the Company issued 518,477 shares to Maxim Partners, LLC for the provision of general financial advisory and investment banking services as stated in Maxim Advisory Agreement valued at $622,172. Additionally, another 438,789 shares of common stock have been reserved to account for exercises of warrants held by Mariposa Australia into sharers of the Company’s common stock and 70,319 for the conversion of notes payable.

As of June 30, 2016, the Company 10,399,688 shares of common stock issued and outstanding.

Warrants

The Company on June 17, 2015 and on July 27, 2015 issued 240,000 and 80,000 warrants, respectively, in accordance with the Promissory Note discussed in Note 5. Each warrant gives the note holder the right to buy one common share at $0.001 before the expiration date of June 17, 2020. The value of the warrants is calculated under the Black-Scholes method, and will be amortized over the period between the issuance date and the expiration date. The amount of the promissory note is presented net of the value of the warrants.

On October 20, 2015, the 320,000 warrants issued with the Promissory Note was exercised by the lender under the terms of the Warrant.

Warrants Outstanding	2016	2015
Beginning of Year	678,789	-
Issued	80,000	678,789
Exercised	(320,000)	-
Forfeited	-	-
	438,789	678,789

The relative fair value of the 320,000 warrants of $33,440 was calculated under the Black-Scholes method using the following assumptions:

Strike price - $0.001

Market Price - $0.1149

Volatility - 100%

5 Year US Treasury Bond Rate - 1.84%

Amortization of the debt discount for the periods ended June 30, 2016 and 2015 was $30,425 and $3,015.

NOTE 8 – EMPLOYEE STOCK INCENTIVE PLAN

History

On April 27, 2015, the Board of Directors and stockholders approved the 2015 Stock Incentive Plan (the "Plan") under which employees, officers, directors and consultants are eligible to receive grants of stock options, stock appreciation rights ("SAR"), restricted or unrestricted stock awards, restricted stock units, performance awards, other stock-based awards, or any combination of the foregoing. The Plan authorizes up to 5,000,000 shares of our common stock for stock-based awards.

Administration

The 2015 Plan is administered by the Board of Directors or the committee or committees as may be appointed by the Board of Directors from time to time (the "Administrator"). The Administrator determines the persons who are to receive awards, the types of awards to be granted, the number of shares subject to each such award and the terms and conditions of such awards. The Administrator also has the authority to interpret the provisions of the 2015 Plan and of any awards granted there under and to modify awards granted under the 2015 Plan. The Administrator may not, however, reduce the price of options or stock appreciation rights issued under the 2015 Plan without prior approval of the Company's shareholders.

Eligibility

The 2015 Plan provides that awards may be granted to employees, officers, directors and consultants of Mariposa US or of any parent, subsidiary or other affiliate of the Company as the Administrator may determine. A person may be granted more than one award under the 2015 Plan.

Shares that are subject to issuance upon exercise of an option under the 2015 Plan but cease to be subject to such option for any reason (other than exercise of such option), and shares that are subject to an award granted under the 2015 Plan but are forfeited or repurchased by the Company at the original issue price, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2015 Plan.

Terms of Options and Stock Appreciation Rights. The Administrator determines many of the terms and conditions of each option and SAR granted under the 2015 Plan, including whether the option is to be an incentive stock option or a non-qualified stock option, whether the SAR is a related SAR or a freestanding SAR, the number of shares subject to each option or SAR, and the exercise price of the option and the periods during which the option or SAR may be exercised. Each option and SAR is evidenced by a grant agreement in such form as the Administrator approves and is subject to the following conditions (as described in further detail in the 2015 Plan):

(a) Vesting and Exercisability: Options, restricted shares and SARs become vested and exercisable, as applicable, within such periods, or upon such events, as determined by the Administrator in its discretion and as set forth in the related grant agreement. The term of each option is also set by the Administrator. However, a related SAR will be exercisable at the time or times, and only to the extent, that the option is exercisable and will not be transferable except to the extent that the option is transferable. A freestanding SAR will be exercisable as determined by the Administrator but in no event after 10 years from the date of grant.

(b) Exercise Price: Each grant agreement states the related option exercise price, which, in the case of SARs, may not be less than 100% of the fair market value of the Company's shares of common stock on the date of the grant. The exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of shares of the Company's common stock on the date of grant.

(c) Method of Exercise: The option exercise price is typically payable in cash, common stock or a combination of cash of common stock, as determined by the Administrator, but may also be payable, at the discretion of the Administrator, in a number of other forms of consideration.

(d) Recapitalization; Change of Control: The number of shares subject to any award, and the number of shares issuable under the 2015 Plan, are subject to proportionate adjustment in the event of a stock dividend, spin-off, split-up, recapitalization, merger, consolidation, business combination or exchange of shares and the like. Except as otherwise provided in any written agreement between the participant and the Company in effect when a change in control occurs, in the event an acquiring company does not assume plan awards (i) all outstanding options and SARs shall become fully vested and exercisable; (ii) for performance-based awards, all performance goals or performance criteria shall be deemed achieved at target levels and all other terms and conditions met, with award payout prorated for the portion of the performance period completed as of the change in control and payment to occur within 45 days of the change in control; (iii) all restrictions and conditional applicable to any restricted stock award shall lapse; (iv) all restrictions and conditions applicable to any restricted stock units shall lapse and payment shall be made within 45 days of the change in control; and (v) all other awards shall be delivered or paid within 45 days of the change in control.

(e) Other Provisions: The option grant and exercise agreements authorized under the 2015 Plan, which may be different for each option, may contain such other provisions as the Administrator deems advisable, including without limitation, (i) restrictions upon the exercise of the option and (ii) a right of repurchase in favor of the Company to repurchase unvested shares held by an optionee upon termination of the optionee's employment at the original purchase price.

Amendment and Termination of the 2015 Plan

The Administrator, to the extent permitted by law, and with respect to any shares at the time not subject to awards, may suspend or discontinue the 2015 Plan or amend the 2015 Plan in any respect; provided that the Administrator may not, without approval of the stockholders, amend the 2015 Plan in a manner that requires stockholder approval.

There have been no options issued under this plan to date.

NOTE 9 – COMMITMENTS

The Company has entered into employment agreements on June 15, 2015 (effective for the 2016 fiscal year), with its key executives for a period of five years. The expected base salary for these key executives is $500,000 annually. There are opportunities for the executives to earn bonus pay and equity pay when approved by the Board of Directors. There are no bonus or equity pay accrued for in the year ended June 30, 2016 as there has been no approval for this at this time.

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

As of June 30, 2016, there is no provision for income taxes, current or deferred.

June 30, 2016
Net operating losses	$607,991
Valuation allowance	(607,991)
$—

At June 30, 2016, the Company had a net operating loss carry forward in the amount of approximately $1,788,209 available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended June 30, 2016 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0.0%

The Australian operations will be part of an Australian tax return the Company will file. The Company does not plan to file a consolidated tax return that includes its Australian subsidiary.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through September 22, 2016. The Company is not aware of any subsequent event which would require recognition or disclosure in the consolidated financial statements.

