Form 10-Q
period 2016-09-30
MARIPOSA HEALTH, INC.
filed 2016-11-10
CIK 1612253

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED, SEPTEMBER 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ___________

Commission File Number: 000-51443

MARIPOSA HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-1201309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 10, 2016 there were 10,399,688 shares of the issuer’s common stock, $0.0001 par value, outstanding.

 -i-

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

IN US$

ASSETS	September 30, 2016	June 30, 2016
	(Unaudited)
CURRENT ASSETS
Cash	$137	$8,816
Other current assets	-	4,752
TOTAL CURRENT ASSETS	137	13,568

NON-CURRENT ASSETS
Intangible assets, net (TA-270)	278,383	279,087
In-process research and development (HI-164OV)	432,713	421,757
TOTAL NON-CURRENT ASSETS	711,096	700,844

TOTAL ASSETS	$711,233	$714,412

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,151,711	$906,507
Current portion of long-term debt	350,000	350,000
Shareholder loan	15,269	14,882
TOTAL CURRENT LIABILITIES	1,516,980	1,271,389

NON-CURRENT LIABILITIES
Long-term debt, net of current portion	357,304	348,257
TOTAL NON-CURRENT LIABILITIES	357,304	348,257

TOTAL LIABILITIES	1,874,284	1,619,646

STOCKHOLDERS' DEFICIT
Preferred stock ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized, 10,399,688 and 10,399,688 shares issued and outstanding respectively)	1,040	1,040
Additional paid-in capital	4,846,256	4,846,256
Other accumulated comprehensive income	280,921	282,037
Accumulated deficit	(6,291,268)	(6,034,567)
TOTAL STOCKHOLDERS' DEFICIT	(1,163,051)	(905,234)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$711,233	$714,412

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

IN US$

	For The Three Months Ended
	September 30, 2016	September 30, 2015

Net revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating expenses
Research and development	17,186	31,243
Depreciation and amortization	7,894	7,571
Compensation - directors and officers	120,333	132,000
General and administration expenses	85,651	124,089
Total operating expenses	231,064	294,903

Loss from operations	(231,064)	(294,903)

Other income (expense)
Interest expense, net of interest income	(25,637)	(43,805)
Total Other income (expense)	(25,637)	(43,805)

(Loss) from operations before income taxes	(256,701)	(338,708)

Provision for income taxes	-	-

Net loss	(256,701)	(338,708)
Other comprehensive loss
Foreign currency translation	(1,116)	3,337

Comprehensive loss	$(257,817)	$(335,371)

Net loss per share
Basic and Diluted:
Basic	$(0.025)	$(0.035)
Diluted	$(0.025)	$(0.035)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	10,399,688	9,561,211
Diluted	10,908,796	10,390,319

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

IN US$

	For The Three Months Ended
	September 30, 2016	September 30, 2015

Net loss	$(256,701)	$(338,708)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	7,894	7,571
Amortization of debt discount	-	23,063
(Increase) decrease in assets:
Other current assets	4,473	(3,852)
Increase in current liabilities:
Accounts payable and accrued expenses	245,484	111,048
Net cash provided by (used in) operating activities	1,150	(200,878)

Cash flows from financing activities
Proceeds from borrowings, net of repayments	-	97,867
Net cash provided by financing activities	-	97,867

Effect of exchange rate changes	(9,829)	37,080

Net increase (decrease) in cash and cash equivalents	(8,679)	(65,931)
Cash and cash equivalents at the beginning of the period	8,816	77,045

Cash and cash equivalents at the end of the period	$137	$11,114

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Warrants Issued with Promissory Note	$-	$8,360

The accompanying notes are an integral part of these consolidated financial statements

MARIPOSA HEALTH, INC. AND SUBISIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015

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

Patents and Trademarks

Product	Patent family	Purpose	Status	Expiry
TA-270	1	Substance production	Granted in US, EU	9/2019
	2	Improved substance	Granted in US, EU	6/2022
	3	Indication: COPD	Granted	12/2025
MH-003		Indication: Respiratory sleep disturbances	International phase	10/2029
HI-164	1	Isolate selection	Granted in US, EU	8/2025
	2	Probiotic additive	Granted in US, EU	5/2021
	3	Indication: asthma	Pending in US, EU	3/2028
	4	Commercial isolates	Pending in US, EU	9/2029

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

The following table presents assets that are measured at fair value on a recurring basis at September 30, 2016 and June 30, 2016:

September 30, 2016	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$357,304	$-	$357,304	$-
Total	$357,304	$-	$357,304	$-

June 30, 2016	Total	Level 1	Level 2	Level 3

Liabilities
Convertible note payable	$348,257	$-	$348,257	$-
Total	$348,257	$-	$348,257	$-

The availability of observable market data is monitored to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another. In such instances, the transfer is reported at the beginning of the reporting period. The Company evaluated the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total net assets available for benefits. There were no transfers between Level 1, Level 2, or Level 3 for the periods ended September 30, 2016 and June 30, 2016.

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

The following table sets for the computation of basic and diluted earnings per share for the three months ended September 30, 2016 and 2015:

	2016	2015
Net Loss	$(256,701)	$(338,708)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	10,399,688	9,561,211
Diluted	10,908,796	10,390,319

Net loss per share
Basic and Diluted:
Basic	$(0.025)	$(0.035)
Diluted	$(0.025)	$(0.035)

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

There are no such contingencies noted as of September 30, 2016.

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

Note 3 – GOING CONCERN

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended September 30, 2016 and 2015, the Company had a net loss of $256,701 and $338,708 and net cash provided by (used in) operating activities of $1,150 and ($200,878). As of September 30, 2016, the Company had $137 of cash.

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

A summary of the Company’s technology and intangible assets as of September 30, 2016 and June 30, 2015 is set forth below:

	September 30, 2016	June 30, 2016
TA-270
Original Cost	$578,458	$563,811
Less: Accumulated Amortization	(300,075)	(284,724)
Balance	278,383	279,087

HI-164OV – IPR&D	432,713	421,757

Total	$711,096	$700,844
The amortization of TA-270 is over 10 years as detailed in Note 2.

The Company amortizes its statutory-based intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from 1 to 15 years. For the three months ended September 30, 2016 and 2015, amortization expense was $7,894 and $7,571 respectively. Concurrent with the acquisition of Mariposa Australia, the remaining asset value of TA-270 of $278,383 will be amortized over a period of 9 years, the remaining expected useful life of those assets.

As of September 30, 2016, future estimated amortization expense is expected to be as follows:

June 30, 2017	$23,862
June 30, 2018	31,816
June 30, 2019	31,815
June 30, 2020	31,815
June 30, 2021	31,815
June 30, 2022	31,815
June 30, 2023	31,815
June 30, 2024	31,815
June 30, 2025	31,815
$278,383

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2016 and June 30, 2016, accounts payable and accrued expenses are comprised of the following:

	September 30, 2016	June 30, 2016
Trade payables	$285,281	$227,432
Accrued officer wages and director fees	628,688	504,499
Accrued interest	138,450	111,765
Other accrued expenses	31,197	41,190
Other payables	68,095	21,621
Total accounts payable and accrued expenses	$1,151,711	$906,507

NOTE 6 – RELATED PARTY TRANSACTIONS

Shareholder Loan

The amount of the shareholder loans on September 30, 2016 and June 30, 2016 was AUD $20,000 (USD $15,269) and AUD $20,000 (USD $14,882). No interest has been accrued on the shareholder loan.

Directors Fees and Salaries

At September 30, 2016 and June 30, 2016, the Company had accrued Directors' fees and salaries in the following amounts:

	September 30, 2016	June 30, 2016
Directors Fees and Salaries	$628,688	$504,499

These amounts are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets at September 30, 2016 and June 30, 2016.

NOTE 7 – LONG-TERM DEBT

Convertible Notes

PT Soho Industri Pharmasi

Mariposa Australia entered into a Convertible Note Deed (the "Convertible Note") dated September 29, 2010 with PT Soho Industri Pharmaci in the principal amount of AUD $750,000 that bears interest at 6% per annum and had a maturity date of September 28, 2013 that was amended and replaced by an Unsecured Loan Deed dated May 6, 2015. Soho agreed to amend and replace the Convertible Note. The note holder has converted 60% of the debt to equity in Mariposa US at the time of the Purchase and, assuming a minimum listing price, has agreed to convert the balance AUD $368,204 (USD $281,796) to equity in Mariposa US upon Mariposa Australia listing on a recognized exchange. The Unsecured Loan Deed may be converted into 438,789 of common shares of the Company upon the Company’s ability to list on a recognized US stock exchange. The total accrued interest on the Convertible Note as of September 30, 2016 and June 30, 2016 was $48,687 and $38,826, respectively. These amounts are included in accounts payable and accrued expenses. The Unsecured Loan Deed has interest at 12.5% per annum and a maturity date of May 12, 2018 and is included in long-term liabilities.

The conversion feature of the convertible note is not viewed separately from the debt. Therefore, no value is assigned to the conversion feature.

Lyndcote Holding Pty Ltd

The Company on January 28, 2015 issued a convertible note in the amount of AUD $100,000 (USD $76,570) with interest at 15% per annum and a maturity date of June 30, 2018 and this amount is included in long-term liabilities. The total accrued interest on the Convertible Note as of September 30, 2016 and June 30, 2016 was $19,138 and $15,840, respectively. These amounts are included in accounts payable and accrued expenses.

As of September 30, 2016 and the date of this report the convertible note is outstanding and has not been converted.

This note is convertible into shares of common stock in accordance with the executed agreement. The lender is to receive 70,319 shares of common stock which is 0.93% of the total shares issued to the Mariposa Australia shareholders in the reverse merger with the Company.

Promissory Note

The Company on June 17, 2015 issued a Promissory Note in the amount of up to $500,000 with interest at 10% per annum and a maturity date of October 15, 2015. The proceeds drawn down were used for general working capital. The note is senior to our other debt obligations. All outstanding principal and interest was due on the maturity date, which was 120 days from the closing date of the term loan. The Company is currently negotiating with the lender to extend the maturity date but there is no assurance that it will be successful in doing so in which case it would be subject to the default remedies of the lender under the terms of the note that if they were unable to satisfy could force the Company to seek protection under the U.S. bankruptcy laws. The total accrued interest on the Promissory Note as of September 30, 2016 and June 30, 2016 was $70,000 and $56,767, respectively. These amounts are included in accounts payable and accrued expenses. As of September 30, 2016 the Company had drawn down $400,000 and repaid $50,000 of the principal owed to the lender. The balance of $350,000 is included as a current liability. The Company is accruing interest at the default interest rate of 15% per annum. On June 1, 2016, the Company received a Notice of Default from the lender. The Company has had continued negotiations with the lender on an extension of the maturity date for this note. As of September 30, 2016 and the date of the report, no agreement has occurred.

The Company issued 320,000, five-year warrants with an exercise price of $0.001 in accordance with the Promissory Note. As a result of the issuance of warrants, the Company recognized a debt discount in the amount of $33,440 to be recognized over the four months of the term of the debt. Amortization of the discount for the three months ended September 30, 2016 and June 30 was $0 and $23,063. The lender was issued 320,000 shares of the Company's common stock on October 20, 2015, as a result of the exercise of the warrants under the terms of the Warrant.

At September 30, 2016, the Company has $350,000 included as current liabilities and $357,304 as long-term liabilities.

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

As of September 30, 2016, the Company has 10,399,688 shares of common stock issued and outstanding.

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

On October 20, 2015, the 320,000 warrants issued with the Promissory Note was exercised by the lender under the terms of the Warrant.

Warrants Outstanding	September 30, 2016	June 30, 2016
Beginning of Period	438,789	678,789
Issued	-	80,000
Exercised	-	(320,000)
Forfeited	-	-
	438,789	438,789

The relative fair value of the 320,000 warrants of $33,440 was calculated under the Black-Scholes method using the following assumptions:

Strike price - $0.001

Market Price - $0.1149

Volatility - 100%

5 Year US Treasury Bond Rate - 1.84%

Amortization of the debt discount for the periods ended September 30, 2016 and 2015 was $0 and $23,063.

NOTE 9 – EMPLOYEE STOCK INCENTIVE PLAN

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

NOTE 10 – COMMITMENTS

The Company has entered into employment agreements on June 15, 2015 (effective for the 2016 fiscal year), with its key executives for a period of five years. The expected base salary for these key executives is $500,000, annually. There are opportunities for the executives to earn bonus pay and equity pay when approved by the Board of Directors. There are no bonus or equity pay accrued for in the three months ended September 30, 2016 as there has been no approval for this at this time.

The Company has complied with the terms of its license agreements to date and has no financial commitments.

NOTE 11 – INCOME TAX

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

As of September 30, 2016, there is no provision for income taxes, current or deferred.

September 30, 2016
Net operating losses	$674,189
Valuation allowance	(674,189)
$-

At September 30, 2016, the Company had a net operating loss carry forward in the amount of approximately $1,982,909 available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended September 30, 2016 is summarized below:

Federal statutory rate	(34.0)%
State income taxes, net of federal	0.0
Valuation allowance	34.0
0.0%

The Australian operations will be part of an Australian tax return the Company will file. The Company does not plan to file a consolidated tax return that includes its Australian subsidiary.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 10, 2016. The Company is not aware of any subsequent event which would require recognition or disclosure in the consolidated financial statements.

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

Included in this Form 10-Q filing are the consolidated balance sheets of Mariposa US as of September 30, 2016 (unaudited) and June 30, 2016, the consolidated statements of operations of Mariposa US for the three months ended September 30, 2016 and 2015 (unaudited), and the consolidated statements of cash flows of Mariposa US, for the three months ended September 30, 2016 and 2015 (unaudited).

The following is a discussion of (i) our results of operations and financial condition for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015; (ii) our liquidity and capital resources; (iii) off-balance sheet arrangements and (iv) critical accounting policies.

Fiscal Year

Our fiscal year ends on June 30 which is the fiscal year of our predecessor entity. Reference in this Annual Report on Form 10-Q to a fiscal year is reference to the fiscal year ended June 30. For example, references to fiscal 2016 refers to the fiscal year ended June 30, 2016.

For the three months ended September 30, 2016 and 2015

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

Comparison of the Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015, together with the changes in those items in dollars and as a percentage:

MARIPOSA HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

IN US$

	For Three Months Ended
	September 30, 2016		September 30, 2015

Net Revenue	$-		$-
Cost of revenue	-		-
Gross profit	-		-

Operating expenses

Research and development	17,186	(45%)	31,243
Depreciation and amortization	7,894	4%	7,571
Compensation - directors and officers	120,333	(9%)	132,000
General and administration expenses	85,651	(31%)	124,089
Total operating expenses	231,064	(22%)	294,903

Loss from operations	(231,064)		(294,903)

Other income (expense)
Interest expense, net of interest income	(25,637)		(43,805)
Total Other income (expense)	(25,637)		(43,805)

Loss from operations before income taxes	(256,701)		(338,708)

Provision for income taxes	-		-

Net loss	(256,701)		(338,708)
Other comprehensive (loss) income
Foreign currency translation	(1,116)	(133%)	3,337

Comprehensive income (loss)	$(257,817)		$(335,371)

Net loss per share
Basic and Diluted:
Basic	$(0.025)		$(0.035)
Diluted	$(0.025)		$(0.035)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	10,399,688		9,561,211
Diluted	10,908,796		10,390,319

Comparison of three months ended September 30, 2016 and 2015

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

Research and development expenses decreased by $14,057, or 45%, as the Company was focusing on fundraising activities in the three months ended September 30, 2016. Mariposa US expects research and development costs to increase in the future as the Company pursues further enhancements of our existing product and develop technology for our potential future TA-270 and HI-164OV products.

•	Depreciation and amortization expenses consist of the amortization expense related to TA-270. TA-270 was acquired through the acquisition of Mariposa Australia on June 17, 2015. We expect to amortize it over 10 years. In the three months ended September 30, 2016, the Company did not purchase additional property, plant, equipment or intangible assets.

Depreciation and amortization expenses decreased by $323, or 4%, due to the minor foreign exchange rate variation.

•	Clinical and regulatory expenses consist primarily of salaries, travel and related expenses for personnel engaged in clinical and regulatory functions, as well as internal and external costs associated with conducting clinical trials and maintaining relationships with regulatory agencies. We expect clinical and regulatory expenses to increase substantially as we assess the safety and efficacy of enhancements to TA-270 and HI-164OV products, seek to expand the indications for the TA-270 and HI-164OV and prepare to initiate clinical studies of potential future products.

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

Compensation, directors and officer’s expenses decreased by $11,667, or 9%, due to the reversal of accrued director fees to Margaret Bridge who resigned on May 1, 2016.

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

General and administrative expenses decreased by $38,438, or 31%, as the Company was focusing on fundraising activities in the three months ended September 30, 2016. After Mariposa US becomes a listed company, we expect our general and administrative costs to increase as Mariposa US incurs the additional costs of being a listed company, including higher legal, accounting, insurance, exchange listing, and other costs.

•	Interest Expense, Net of Interest Income. Our interest expense, net of interest income is primarily of interest expenses associated with the Company’s two convertible notes and one promissory note.

•	Foreign currency translation (losses) gains decreased by $4,453, or 133%, because the average value of the Australian dollars to the US dollars appreciated in the three months ended September 30, 2016, compared to that of 2015.

•	Net loss. Net loss was $256,701 for the three months ended September 30, 2016, as compared to the net loss of $338,708 for the three months ended September 30, 2015.

Liquidity and Capital Resources

MARIPOSA HEALTH INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

IN US$

	September 30, 2016	September 30, 2015

Net (loss)	$(257,701)	$(338,708)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	7,894	7,571
Amortization of debt discount	-	23,063
(Increase) decrease in assets:
Other current assets	4,473	(3,852)
Increase in current liabilities:
Accounts payable and accrued expenses	245,484	111,048
Net cash provided by (used) in operating activities	1,150	(200,878)

Cash flows from financing activities
Proceeds from borrowings, net of repayments	-	97,867
Net cash provided by financing activities	-	323,610

Effect of exchange rate changes	(9,829)	37,080

Net (decrease) in cash	(8,679)	(65,931)
Cash at the beginning of the period	8,816	77,045
Cash at the end of the period	$137	$11,114

Supplemental disclosures
Cash paid during the period for:
Income tax payments	$-	$-
Interest payments	$-	$-

Supplemental schedule of non-cash financing activities:
Warrants Issued with Promissory Note	$-	$8,360

Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Mariposa Australia has experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities. As a result, our independent registered auditors, in their reports on our June 30, 2016 and 2015 consolidated financial statements, has raised doubt about our ability to continue as a going concern (see “Going Concern” below).

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

During the three months ended September 30, 2016, the Company generated $1,150 cash in operating activities, consisting primarily of a net loss of $256,701, offset by increase in trade and other payables of $245,484, decrease in other current assets of $4,473, and depreciation and amortization of intellectual property $7,894. This compares to the three months ended September 30, 2015, when the Company used $200,878 cash in operating activities, consisting primarily of a net loss of $338,708, offset by increase in trade and other payables of $111,048, increase in other current assets of $3,852, depreciation and amortization of intellectual property $7,571, and amortization of the debt discount of $23,063.

The operating activities mainly consist of corporate development and activity associated with seeking a listing in the US and activities associated with the TA-270 and HI-164OV acquired through the acquisition of Mariposa Australia on June 17, 2015.

Financing Activities:

During the three months ended September 30, 2016, financing activities provided no cash to the Company. This compares to the three months ended September 30, 2015 where financing activities provided $96,118 of cash, net of loan repayments.

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

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended September 30, 2016 and 2015, the Company had a net loss of $256,701 and $338,708 and net cash provided by (used in) operating activities of $1,150 and ($200,878). As of September 30, 2016, we had cash in the amount of $137.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during the three months ended September 30, 2016 and 2015.

Contractual Obligations

We had no contractual obligations as of September 30, 2016.

Tax Loss Carryforwards

At September 30, 2016, the Company had a net operating loss carry forward in the amount of approximately $1,982,909 available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Not applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of the our management, including our President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a−15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our President and Chief Financial Officer concluded as of September 30, 2016 that our disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Based on our evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management, with the participation of our President and Chief Financial Officer, concluded that our internal control over financial reporting were effective as of September 30, 2016.

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

Material Weakness Identified

None.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

The Company is in default of the Promissory Note owed to PTS, Inc. ("PTS"). As of September 30, 2016 the Company had drawn down $400,000 and repaid $50,000 of the principal owed to PTS. The balance of $350,000 is included as a current liability. The total accrued interest on the Promissory Note as of September 30, 2016 was $70,000. The default interest rate is 15% per annum. The Company is in negotiations with PTS to extend the maturity date of the Promissory Note.

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

MARIPOSA HEALTH, INC.

Dated: November 10, 2016	By:	/s/ Phillip Comans
Phillip Comans, President and CEO

